Form 10-Q
period 1996-06-30
PERMANENT BANCORP INC
filed 1996-08-14
CIK 916604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996



[   ]   TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-23370


                             PERMANENT BANCORP, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                             35-1908797
(State or other jurisdiction  of                              (I.R.S. Employer
 Incorporation or Origination)                               Identification No.)

101 Southeast Third Street, Evansville Indiana                     47708
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code:   (812)  428-6800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [ X ]     NO [   ]

As of August 9, 1996, there were 2,249,134 shares of the Registrant's Common Stock outstanding.

                     PERMANENT BANCORP, INC. AND SUBSIDIARY

                                    FORM 10-Q

                                      INDEX



PART  I.  FINANCIAL INFORMATION

   Item 1.      Financial Statements (unaudited)

                  Consolidated Statements of Financial Condition

                  Consolidated Statements of Income

                  Consolidated Statements of Cash Flows

                  Notes to Consolidated Financial Statements

   Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

               Supplemental Data

               Regulatory Developments

PART II.  OTHER INFORMATION

              Signatures

                                               PERMANENT BANCORP, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                             (UNAUDITED)

                                                                                                   JUNE 30, 1996     MARCH 31, 1996
                                                                                                   -------------     --------------
ASSETS:
     Cash ....................................................................................     $   4,772,253      $   4,900,671
     Interest-bearing deposits ...............................................................           950,417             15,750
                                                                                                   -------------      -------------

     Total cash and cash equivalents .........................................................         5,722,670          4,916,421

     Securities available for sale - at fair value (amortized cost $92,933,956
        and $73,408,686) .....................................................................        90,713,754         73,170,635
     Mortgage-backed securities available for sale at fair value (amortized
        cost $56,252,434 and $61,888,585) ....................................................        55,391,938         61,953,242
     Securities held to maturity (fair value $25,000 and $25,000) ............................            25,000             25,000
     Mortgage-backed securities held to maturity (fair value $30,281,021
        and $32,319,409) .....................................................................        30,484,906         32,153,595
     Other Investments .......................................................................           633,302            633,302
     Loans (net of allowance for loan losses of $2,251,907 and $2,237,804) ...................       208,691,065        206,909,621
     Interest receivable, net ................................................................         3,157,224          2,874,362
     Office properties and equipment, net ....................................................         7,332,651          7,256,587
     Real estate owned, net ..................................................................            13,442             21,881
     Deferred income tax .....................................................................         1,755,236            281,495
     Federal Home Loan Bank stock ............................................................         4,930,700          3,503,600
     Cash surrender value of life insurance ..................................................           963,942            953,199
     Goodwill (net of accumulated amortization of $1,712,594 and $1,523,364) .................           503,246            544,801
     Other ...................................................................................           894,281            705,051
                                                                                                   -------------      -------------
TOTAL ASSETS .................................................................................     $ 411,213,357      $ 395,902,792
                                                                                                   =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
     Deposits ................................................................................     $ 273,852,079      $ 280,008,062
     Federal Home Loan Bank advances .........................................................        90,600,961         68,303,217
     Advance payments by borrowers for taxes and insurance ...................................           754,237          1,022,263
     Other borrowed funds ....................................................................         2,679,986          2,681,753
     Interest payable ........................................................................         1,971,742          1,922,635
     Other ...................................................................................         1,076,478            471,231
                                                                                                   -------------      -------------
TOTAL LIABILITIES ............................................................................     $ 370,935,483      $ 354,409,161
                                                                                                   -------------      -------------
Continued to next page

                                               PERMANENT BANCORP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION -- Continued
                                                             (UNAUDITED)

                                                                                                   JUNE 30, 1996     MARCH 31, 1996
                                                                                                   -------------     --------------
STOCKHOLDERS' EQUITY
     Serial Preferred Stock ($.01 par value) Authorized and unissued -
       1,000,000 shares
     Common Stock ($.01 par value) Authorized - 9,000,000 shares; Issued -
        2,459,839 and 2,460,196 shares; Outstanding - 2,135,256 and 2,134,515 shares .........     $      24,598      $      24,602
     Additional paid-in capital ..............................................................        23,882,388         23,849,500
     Treasury Stock - 210,705 and 211,803 shares .............................................        (3,343,865)        (3,361,279)
     Retained Earnings - substantially restricted ............................................        23,113,719         22,727,602
     Unrealized loss on securities available for sale, net of deferred tax of
        $(1,220,263) and $(64,521) ...........................................................        (1,860,435)           (98,371)
     ESOP Borrowing ..........................................................................        (1,130,738)        (1,190,250)
     Unearned compensation - restricted stock awards .........................................          (407,793)          (458,173)
                                                                                                   -------------      -------------
TOTAL STOCKHOLDERS' EQUITY ...................................................................     $  40,277,874      $  41,493,631
                                                                                                   -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................................     $ 411,213,357      $ 395,902,792
                                                                                                   =============      =============

See notes to consolidated financial statements.

                     PERMANENT BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                      --------------------------
                                                          1996           1995
                                                      -----------    -----------
INTEREST INCOME:
     Loans ........................................   $ 4,117,639    $ 3,939,080
     Mortgage-backed securities ...................     1,526,338      1,254,591
     Investment securities ........................     1,479,355        701,667
     Deposits .....................................        19,801         37,474
     Dividends on Federal Home Loan Bank stock ....        82,984         49,682
                                                      -----------    -----------
                                                        7,226,117      5,982,494
                                                      -----------    -----------
INTEREST EXPENSE:
     Deposits .....................................     3,337,990      3,196,063
     Federal Home Loan Bank advances ..............     1,228,240        489,278
     Short-term borrowings ........................         5,152         20,190
                                                      -----------    -----------
                                                        4,571,382      3,705,531
                                                      -----------    -----------
NET INTEREST INCOME ...............................     2,654,735      2,276,963
PROVISION FOR LOAN LOSSES .........................        60,000         26,354
                                                      -----------    -----------
NET INTEREST INCOME AFTER LOAN LOSS
     PROVISION ....................................     2,594,735      2,250,609
                                                      -----------    -----------
OTHER INCOME:
     Service charges ..............................       204,767        140,670
     Gain on sale of loans ........................         2,997          3,726
     Commissions ..................................        95,313        142,037
     Loss on sale of investment and mortgage-backed
      securities ..................................        (5,835)        (2,596)
     Other ........................................        56,741         76,522
                                                      -----------    -----------
                                                          353,983        360,359
                                                      -----------    -----------
Continued to next page

                     PERMANENT BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME -- Continued
                                   (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                      --------------------------
                                                          1996           1995
                                                      -----------    -----------
OTHER EXPENSE:
     Salaries and employee benefits ...............     1,025,563      1,080,721
     Deposit insurance assessment .................       181,991        180,212
     Occupancy ....................................       193,247        216,158
     Equipment ....................................       159,511        145,557
     Net loss on real estate owned ................         2,829         12,391
     Computer service .............................       130,111        120,343
     Advertising ..................................        85,200         66,660
     Postage and office supplies ..................        52,877         67,499
     Other ........................................       206,186        269,170
                                                      -----------    -----------
                                                        2,037,515      2,158,711
                                                      -----------    -----------
INCOME BEFORE INCOME TAXES ........................       911,203        452,257
INCOME TAX PROVISION ..............................       406,800        147,833
                                                      -----------    -----------
NET INCOME ........................................   $   504,403    $   304,424
                                                      ===========    ===========

EARNINGS PER SHARE OF COMMON STOCK
     Primary ......................................   $      0.24    $      0.13
     Fully Diluted ................................   $      0.23    $      0.13
WEIGHTED AVERAGE SHARES OUTSTANDING
     Primary ......................................     2,134,351      2,262,678
     Fully diluted ................................     2,208,773      2,340,428


See notes to consolidated financial statements

                           PERMANENT BANCORP, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                                               THREE MONTHS ENDED JUNE 30,
                                                               ----------------------------
                                                                   1996            1995
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .............................................   $    504,403    $    304,424
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation ...................................        121,965         120,253
            Amortization and  accretion ....................        174,219          (7,481)
            Provisions for loan and real estate owned losses         14,103          12,506
            Gain on sale of office properties and equipment            --              (200)
            Gain on sale of real estate owned ..............           --            (6,087)
            (Gain) loss on sale of securities ..............        (11,624)          2,596
            Loss on sale of mortgage-backed securities .....          2,412            --
            (Gain) on sale of loans ........................         (2,997)         (3,726)
            ESOP shares earned .............................         36,453            --
    Changes in assets and liabilities:
        Proceeds from the sales of loans ...................        222,982         605,876
        Origination of loans for resale ....................       (219,985)       (608,418)
        Interest receivable ................................       (282,862)       (130,085)
        Deferred income tax ................................       (317,998)       (140,703)
        Other assets .......................................       (189,230)        149,918
        Interest payable ...................................         49,107         144,868
        Other liabilities ..................................        652,058         198,598
                                                               ------------    ------------
    Net cash provided by operating activities ..............        753,006         642,339
                                                               ------------    ------------

Continued to next page

                           PERMANENT BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS -- Continued
                                         (UNAUDITED)
                                                               THREE MONTHS ENDED JUNE 30,
                                                               ----------------------------
                                                                   1996            1995
                                                               ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Loans originated .......................................    (17,776,343)    (11,687,336)
    Loan principal repayments ..............................     19,443,018      10,145,128
    Proceeds from:
        Maturities of:
            Securities held to maturity ....................           --         1,588,706
            Securities available for sale ..................      5,000,000            --
        Sales of:
            Securities held to maturity ....................           --         1,994,572
            Securities available for sale ..................      5,528,233            --
            Mortgage-backed securities available for sale ..      3,572,360            --
            Land ...........................................           --             7,450
            Real estate owned ..............................           --            44,177
        Purchases of:
            Securities available for sale ..................    (29,988,750)     (4,983,125)
            Securities held to maturity ....................           --        (5,478,161)
            Mortgage-backed securities held to maturity ....           --        (2,886,859)
            Mortgage-backed securities available for sale ..     (1,014,099)           --
            Loans ..........................................     (3,695,083)     (1,477,283)
            FHLB Stock .....................................     (1,427,100)           --
            Office properties and equipment ................       (198,029)        (23,382)
    Payments on mortgage-backed securities .................      4,780,729       1,872,157
    Increase in cash surrender value of life insurance .....        (10,743)         (9,453)
    Payments on real estate owned ..........................          8,439          60,704
                                                               ------------    ------------
    Net cash used in investing activities ..................    (15,777,368)    (10,832,705)
                                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid .........................................   $   (111,852)   $       --
    Net change in deposits .................................     (6,155,983)       (401,582)
    Receipts from FHLB advances ............................     41,000,000      12,000,000
    Payments on FHLB advances ..............................    (18,702,256)       (359,396)
    Principal repayment of ESOP borrowing ..................         59,512          59,512
    Advance payments by borrowers for taxes and insurance ..       (268,026)       (425,452)
    Net change in other borrowed funds .....................         (1,767)        988,343
    Purchase of treasury stock .............................           --        (1,953,241)
    Sale of  common stock ..................................         10,983          29,750
                                                               ------------    ------------
    Net cash provided by financing activities ..............     15,830,611       9,937,934
                                                               ------------    ------------

Continued to next page

                           PERMANENT BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS -- Continued
                                         (UNAUDITED)
                                                               THREE MONTHS ENDED JUNE 30,
                                                               ----------------------------
                                                                   1996            1995
                                                               ------------    ------------
NET  INCREASE  IN CASH AND CASH EQUIVALENTS ................        806,249        (252,432)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........      4,916,421       5,573,343
                                                               ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................      5,722,670       5,320,911
                                                               ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest ...........................................   $  3,334,841    $  3,329,877
        Income taxes .......................................         80,000          45,900
    Noncash transactions:
        Transfers from loans to real estate owned ..........           --            35,095






See notes to consolidated financial statements.

                     PERMANENT BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Permanent Bancorp, Inc. (the "Company"), its wholly owned subsidiary, Permanent Federal Savings Bank, its wholly owned subsidiary, Perma-Service Corp, and its wholly owned subsidiary, Permanent Insurance Agency, Inc. (collectively the "Bank"). All significant intercompany accounts and transactions have been eliminated. These consolidated interim financial statements at June 30, 1996 and for the three month periods ended June 30, 1996, and 1995, have not been examined by independent auditors, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods.

These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 1995.

2. CHANGES IN PRESENTATION - Certain amounts and items appearing in the financial statements for the quarter ended June 30,1995 have been reclassified to conform with the presentation presented for the period ended June 30, 1996.

3. FINANCIAL ACCOUNTING STANDARDS NO. 122 (FAS 122) " ACCOUNTING FOR MORTGAGE SERVICING RIGHTS" - FAS 122 was adopted by the Company effective April 1, 1996. This statement specifies conditions under which mortgage servicing rights should be accounted for separately from the underlying mortgage loans. Generally the statement applies to mortgages sold with servicing rights retained. An allocation of the loan's book value is made to the servicing rights retained. The value of the servicing rights are capitalized and written off as servicing income is received. The effect is to increase profits recognized when loans are sold, but to reduce net income recognized on servicing, as loans are repaid. The application of FAS 122 had a nominal effect on the Company's financial statements for the quarter ended June 30, 1996, but could have a more material impact if loan sales are increased.

4. FINANCIAL ACCOUNTING STANDARDS NO. 123 (FAS 123) "ACCOUNTING FOR STOCK BASED COMPENSATION" Effective April 1, 1996, the Company adopted FAS 123 by continuing to account for stock compensation in accordance with Accounting Principals Board Opinion No. 25 "Accounting for Stock Issued to Employees." However, the fair value disclosures are not included as the fair values are not deemed to have a significant impact on the financial position or results of operations of the Company.

5. FINANCIAL ACCOUNTING STANDARDS NO. 125 (FAS 125) "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES"-FAS 125 was issued in June 1996 and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. FAS 125 applies to transactions occuring after December 31, 1996. Management has not yet quantified the effect of this new standard on the Consolidated Financial Statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Permanent Bancorp, Inc. (the "Company") is a bank holding company which owns 100% of the capital stock of Permanent Federal Savings Bank (the "Bank") and has no other subsidiaries. Material changes in the consolidated statements of Financial Condition and Results of Operations of the Company, except where noted, are attributed to the operations of the Bank; therefore the following analysis is centered on the activities of the Bank.

QUARTER ENDED JUNE 30, 1996 COMPARED TO JUNE 30, 1995

NET INTEREST INCOME - Net interest income before provision for loan losses increased by $378,000 or 16.6% for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995. This increase was primarily attributable to an increase in interest earning assets and an improvement in the interest rate spread (the difference between the rate earned on interest earning assets and the rate paid on interest bearing liabilities).

Net interest income after provision for loan losses increased by $344,000, or 15.3% for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995. The increase was smaller than the increase in net interest income before provision for loan losses because of an increase in the loss provision reflecting actual and anticipated loan growth.

INTEREST INCOME - Total interest income for the three months ended June 30, 1996 increased $1,244,000, or 20.8%, from the three month period ended June 30, 1995. This increase was attributable to an increase of 31 basis points in the average rate earned on total interest earning assets and an increase of $52.5 million in average balances for the comparable periods.

INTEREST EXPENSE - Total interest expense increased by $866,000, or 23.4%, during the three months ended June 30, 1996 compared to the three months ended June 30, 1995. Average interest bearing liabilities increased by $56.1 million, but the cost of such liabilities decreased by 16 basis points, compared to the quarter ended June 30, 1995.

OTHER INCOME - Total other income decreased by $6,000 during the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995. Service charges were $64,000 more while commissions were $47,000 less during the quarter ended June 30, 1996 than during the comparable quarter in 1995. During the quarter ended June 30, 1996 the Company earned profits on sales of loans of $3,000 compared to $4,000 during the quarter ended June 30, 1995 and recognized losses of $6,000 on sales of investment and mortgage-backed securities compared to losses of $3,000 during the quarter ended June 30, 1995. The remaining other income accounts were down by $20,000 during the current year quarter, primarily because the prior year quarter included an adjustment for the conversion from regulatory accounting principals to generally acceptable accounting principals for the recognition of loan fees in the amount of $69,000. The conversion which had been phased in over a period of years was completed during January, 1996. The loss of the conversion fee recognition was partially offset by increases in other fees.

OTHER EXPENSE - Other expense decreased a total of $121,000 during the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995. Salaries and employee benefits decreased by $55,000 or 5.1% during the quarter ended June 30, 1996 compared to the same period in 1995. During the Quarter ended June 30, 1996 the bank expended $21,000 in consulting fees and associated costs under an arrangement to assist management in enhancing bank profitability. Occupancy expenses decreased by $23,000 and equipment and computer expenses increased by $24,000 during the comparable periods. Deposit insurance assessments were $2,000 higher during the quarter ended June 30, 1996, and advertising expenditures were $19,000 higher than during the quarter ended June 30, 1995. Postage and office supplies were $15,000 lower during the quarter ended June 30, 1996. The recognition of deferred loan expense decreased by $21,000 during the 1996 period compared to the 1995 period.

INCOME TAXES - Provisions for income taxes amounted to $407,000, or 44.6% of income before taxes during the quarter ended June 30, 1996, compared to $148,000, or 32.7% of income before taxes during the quarter ended June 30, 1995. The increase was the result of the Bank's inability to claim loan loss provisions for tax purposes as high as the expense recognized for book purposes during the quarter ended June 30, 1996 and because an adjustment for a prior period over accrual was made during the quarter ended June 30, 1995.


FINANCIAL CONDITION JUNE 30, 1996 COMPARED TO MARCH 31, 1996

The Company's total assets at June 30, 1996 were $411.2 million representing an increase of $15.3 million, or 3.9%, from March 31, 1996. Investment and mortgage-backed securities, including those classified as available for sale, increased by $9.3 million to $176.6 million at June 30, 1996 from $167.3 million at March 31, 1996. Net loans increased by $1.8 million to $208.7 million at June 30, 1996 compared to $206.9 million at March 31, 1996.

The loan growth, primarily in single family mortgage loans and in automobile loans, is indicative of the strength of the local economy. By policy, the Bank retains all adjustable rate loans and all fixed rate loans with terms of 20 year or less in its portfolio, and sells all fixed rate loans of terms exceeding 20 years. During the three months ended June 30, 1996, customers showed a marked preference for the Bank's mortgage loan program offering loans at an interest rate which is fixed for ten years, then adjustable annually.

In July, 1996 the bank received a payoff on a (Cardinal Industries) multi-family housing loan. The loan, with a principal balance of $1,439,858 was carried as a criticized asset in the "other assets especially mentioned" category. The Bank received its full principal balance on the loan. As previously disclosed, the
Bank holds an additional five Cardinal Industries' loans with aggregate principal balances of nearly $6.8 million; three of the five remaining loans with principal balances of approximately $4.3 million are carried as impaired loans and one with a principal balance of nearly $2.0 million is a troubled debt restructuring. The remaining loan is a 50% participation and has always performed according to the note terms. Management representatives of the Bank and of Cardinal Industries have reached a contingent agreement, deemed acceptable by the Bank's board of directors on two of the impaired loans with total principal balances of approximately $3.0 million. The contingencies are approval by Cardinal's board of directors, satisfactory appraisals, and Cardinal's ability to obtain other financing. If the proposed settlement is reached, it will have little or no effect on the Bank's earnings, however nonperforming assets will decline significantly. Bank management cannot now predict if the contingencies will be satisfied.

Non-performing assets were at $6.8 million at June 30, 1996, compared to $6.9 million at March 31, 1996 and $8.0 million at June 30, 1995. As of June 30, 1996, the Bank's loan loss allowance was $2,251,907. Although no assurance can be provided, management believes this amount to be sufficient based upon historical averages and current trends. Based on management's analysis of classified assets, loss histories and future projections, the allowance for loan losses (presented below in tabular form) was deemed by management to be adequate at June 30, 1996. Figures presented for April 1, 1995 have been restated to reflect the reclassification of impaired loans from in-substance foreclosure back to loan categories pursuant to the provisions of Statement of Financial Accounting Standards No. 114 (FASB 114), which was adopted during the quarter ended June 30, 1995.

                                                1996            1995
                                             ----------      ----------
Balance, April 1                             $2,237,804      $2,093,491
Provision for loan losses                        60,000          26,354
Net charge offs                                 (45,897)         (2,863)
                                             ----------      ----------
Balance, June 30                             $2,251,907      $2,116,982

Effective April 1, 1994, the Company implemented Statement of Financial Accounting Standards No. 115 (FAS 115) "Accounting for Certain Investments in Debt and Equity Securities." FAS 115 required a classification of most equity and all debt securities in one of three categories: "held to maturity,"
"trading," or "available for sale." Except in very specific and limited circumstances, any security classified as "held to maturity" could not be sold or reclassified without the entire portfolio being reclassified. During November 1995, the Financial Accounting Standards Board voted to allow a one time opportunity (between November 15, 1995 and December 31, 1995) to reclassify securities without tainting the portfolio. The Company utilized this opportunity by reclassifying investment and mortgage backed securities with an aggregate carrying value of $101.3 million from the "held to maturity" category to the "available for sale" category.

The loan growth and the increase in investment and mortgage-backed securities was funded through Federal Home Loan Bank advances which increased by $22.3 million to $90.6 million at June 30, 1996 compared to $68.3 million at March 31, 1996. Deposits decreased by $6.1 million to $273.9 million at June 30, 1996 compared to $280.0 million at March 31, 1996.

Total stockholders' equity decreased by $1.2 million to $40.3 million at June 30, 1996 from $41.5 million at March 31, 1996. The decrease was primarily attributable to an increase of $1.8 million in unrealized losses on securities available for sale. Additionally, the Company paid dividends of $111,852 during the quarter ended June 30, 1996. Increases resulted from the retention of earnings, reduction of employee stock ownership liability, vesting of restricted stock awards, and through the exercise of stock options resulting in the sale of 1,098 shares of treasury stock at $10 per share.

LIQUIDITY AND CAPITAL RESOURCES - The standard measure of liquidity for the thrift industry is the ratio of cash and eligible investments to a certain percentage of borrowings due within one year and net withdrawable deposit accounts. The minimum required level is currently set by OTS regulation at 5%. At June 30, 1996, the Bank's liquidity ratio was 11.07%. Historically, the Bank has maintained its liquid assets which qualify for purposes of the OTS liquidity regulations above the minimum requirements imposed by such regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt, and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At June 30, 1996, the Bank had $90,601,000 in such borrowings. As of that date, the Bank had commitments to fund loan origination's and purchase investment securities of approximately $2.7 million and commitments to sell mortgage-backed securities in the amount of $4.1 million. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

The  following  table  sets  forth  the  Bank's   compliance  with  its  capital
requirements at June 30, 1996.

                                                      Amount           Percent (*)
                                                      ------           -----------
  Tangible Capital:
       Capital level .........................      $33,415,263           8.18%
       Requirement ...........................        6,124,305           1.50%
                                                    -----------          -----
       Excess ................................      $27,290,958           6.68%
                                                    -----------          -----

  Core Capital:
       Capital level .........................      $33,415,263           8.18%
       Requirement ...........................       12,248,609           3.00%
                                                    -----------          -----
       Excess ................................      $21,166,654           5.18%
                                                    -----------          -----

  Risk-Based Capital:
       Capital level .........................      $35,246,203          20.86%
       Requirement ...........................       13,516,547           8.00%
                                                    -----------          -----
       Excess ................................      $21,729,656          12.86%
                                                    -----------          -----

(*) Tangible and core capital are computed as a percentage of adjusted total assets of $408,286,983. Risk-based capital is computed as a percentage of risk-weighted assets of $168,956,839.

SUPPLEMENTAL DATA
                                                                 Three Months Ended
                                                                      June 30,
                                                                 ------------------
                                                                  1996        1995
                                                                  ----        ----
Weighted average interest rate earned on
  total interest-earning assets ........................          7.52%       7.21%
Weighted average cost of total
  interest-bearing liabilities .........................          4.76%       4.92%
Interest rate spread during period .....................          2.76%       2.29%

Net yield on interest-earning assets
  (net interest income divided by average
  interest-earning assets on annualized basis) .........          2.76%       2.74%
Total interest income divided by average
  total assets (on annualized basis) ...................          7.16%       6.88%
Total interest expense divided by
  average total assets (on annualized basis) ...........          4.53%       4.26%
Net interest income divided by average
  total assets (on annualized basis) ...................          2.63%       2.62%

Return on assets (net income divided by
  average total assets on annualized basis) ............          0.50%       0.35%
Return on equity (net income divided by
  average total equity on annualized basis) ............          4.94%       2.85%

Interest rate spread at end of period ..................          2.44%       2.19%

                                                                 Data as of
                                                            June 30,    March 31,
                                                             1996         1996
                                                            ------       ------
                                                              (IN THOUSANDS)
NONPERFORMING ASSETS:

  Loans:  Non-accrual ................................      $4,474       $4,705
           Restructured ..............................       2,156        2,165
                                                            ------       ------
  Total nonperforming loans ..........................      $6,630       $6,870
  Real estate owned, net .............................          13           22
  Other repossessed assets, net ......................           4           29
                                                            ------       ------
Total Nonperforming Assets ...........................      $6,810       $6,921


Nonperforming assets divided by total assets .........        1.66%        1.75%
Nonperforming loans divided by total loans ...........        3.18%        3.22%
Balance in Allowance for Loan Losses .................      $2,252       $2,238

                             REGULATORY DEVELOPMENTS

Recapitalization of SAIF and related Legislative Proposals - The deposits of the Company are currently insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved a fully funded status in contrast to the SAIF and, thereafter, as discussed below, the FDIC recently substantially reduced the average deposit insurance premium paid by commercial banks to a level substantially below the average premium paid by savings institutions.

On November 14, 1995, the FDIC approved a final rule regarding deposit insurance premiums. The final rule reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to a $2,000 minimum) for institutions on the lowest risk category, while holding deposit insurance premiums for SAIF members at their current levels (23 basis points for institutions in the lowest risk category). The reduction was effective with respect to the semiannual premium assessment beginning January 1, 1996. Accordingly, in the absence of further legislative action, SAIF members such as the Bank will be competitively disadvantaged as compared to commercial banks by the resulting premium differential.

The  U.S.  House  of  Representatives   and  Senate  have  actively   considered
legislation which would have eliminated the premium differential between SAIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The proposed legislation would have provided that all SAIF member institutions pay a special one-time assessment to recapitalize the SAIF, which in the aggregate would have been sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. Based on the current level of reserves maintained by the SAIF, it was anticipated that the amount of the special assessment required to recapitalize the SAIF would have been approximately 68 basis points of the SAIF-assessable deposits. It was anticipated that after the recapitalization of the SAIF, premiums paid by SAIF-insured institutions would be reduced to match those currently being assessed BIF-insured commercial banks. The legislation also provided for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

The legislation discussed above had been, for some time, included as part of a fiscal 1996 federal budget bill, but was eliminated prior to the bill enacted on April 26, 1996. In light of the legislation's elimination and the uncertainty of the legislative process generally, management cannot predict whether legislation reducing SAIF premiums and/or imposing a special one-time assessment will be adopted, or, if adopted, the amount of the assessment, if any, would be imposed on the Bank.

If legislation were to be enacted in the future which would assess a one-time special assessment of 68 basis points, the Bank would (based upon the Bank's SAIF deposits as of March 31, 1995) pay approximately $1.1 million, net of related tax benefits. In addition, the enactment of such legislation might have the effect of immediately reducing the Bank's capital by such an amount. Nevertheless, management does not believe, based upon the forgoing assumptions, that a one-time assessment of this nature would have a material adverse effect on the Company's consolidated financial condition.

Pending Legislation Regarding Bad Debt Reserves - Under Section 593 of the Internal Revenue Code of 1986, as amended (the "Code"), thrift institutions such as the Bank, which meet certain definitional tests primarily relating to their assets and the nature of their business, are permitted to establish a tax reserve for bad debts and to make annual additions thereto, which additions may, within specified limitations, be deducted in arriving at their taxable income. The Company's deduction with respect to "qualifying loans", which are generally loans secured by certain interests in real property, may currently be computed using an amount based on the Company's loss experience (the "experience method"), or a percentage equal to 8.0% of the Company's taxable income (the "percentage of taxable income method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

Under proposed legislation, the percentage of taxable income method would be repealed and the Bank would be permitted to use only the experience method of computing additions to its bad debt reserve. In addition, the Bank would be unable to make additions to its tax bad debt reserve, would be permitted to deduct bad debts only as they occur and would additionally be required to recapture (i.e., take into income) over a six-year period the excess of the balance of its bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. However, under the proposed legislation, such recapture requirements would be suspended for each of two successive taxable years beginning January 1, 1996, in which the Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding 1996. It is anticipated that any recapture of the Bank's bad debt reserves accumulated after 1987 would have a material adverse effect on the Company's consolidated financial condition or results of operations.

PART II. OTHER INFORMATION


ITEM 1.  Legal Proceedings
             None.

ITEM 2.  Changes in Securities
             None.

ITEM 3.  Defaults Upon Senior Securities
             None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
             None

ITEM 5.  Other Information
             None

ITEM 6.  Exhibits and Reports on Form 8-K
             (a)  Exhibits
                  None.
             (b)  Reports on Form 8-K

                  A Form 8-K was filed on May 3, 1996, with the Securities and Exchange Commission, regarding a press release dated May 3, 1996, announcing a plan to repurchase up to 5 percent of the registrant's common stock.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PERMANENT BANCORP, INC.



DATE    August 14, 1996          By /s/ Donald P. Weinzapfel
                                    --------------------------------------------
                                    Donald P. Weinzapfel,
                                    Chairman of the Board
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




DATE    August 14, 1996          By /s/ Joseph M. Schnapf
                                    --------------------------------------------
                                    Joseph M. Schnapf
                                    Chief Financial Officer
                                    (Principal Financial Accounting Officer)