Form 10-Q
period 1996-09-30
PERMANENT BANCORP INC
filed 1996-11-13
CIK 916604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 1996



[   ]   TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-23370


                             PERMANENT BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             35-1908797
--------------------------------------------------------------------------------
(State or other jurisdiction  of                              (I.R.S. Employer
 Incorporation or Origination)                               Identification No.)

101 Southeast Third Street, Evansville Indiana                     47708
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code:   (812)  428-6800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [ X ]     NO [   ]

As of October 8, 1996, there were 2,239,234 shares of the Registrant's Common Stock outstanding.

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


                   Supplemental Data

                   Regulatory Developments

PART II.  OTHER INFORMATION
                   Signatures

                                               PERMANENT BANCORP, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                             (UNAUDITED)

                                                                                                   SEPTEMBER 30,         MARCH 31,
                                                                                                       1996                1996
                                                                                                  -------------       --------------
ASSETS:
    Cash ...................................................................................      $   2,896,504       $   4,900,671
    Interest-bearing deposits ..............................................................            857,123              15,750
                                                                                                  -------------       -------------

    Total cash and cash equivalents ........................................................          3,753,627           4,916,421

    Securities available for sale - at fair value (amortized cost $100,966,750
       and $73,408,686) ....................................................................         99,097,444          73,170,635
    Mortgage-backed securities available for sale at fair value (amortized
       cost $60,084,202 and $61,888,585) ...................................................         59,436,170          61,953,242
    Securities held to maturity (fair value $25,000 and $25,000) ...........................             25,000              25,000
    Mortgage-backed securities held to maturity (fair value $29,184,747
       and $32,319,409) ....................................................................         29,318,873          32,153,595
    Other Investments ......................................................................            633,302             633,302
    Loans (net of allowance for loan losses of $2,274,585 and $2,237,804) ..................        209,615,032         206,909,621
    Interest receivable, net ...............................................................          3,558,410           2,874,362
    Office properties and equipment, net ...................................................          7,227,375           7,256,587
    Real estate owned, net .................................................................             13,442              21,881
    Deferred income tax ....................................................................          1,653,736             281,495
    Federal Home Loan Bank stock ...........................................................          5,192,600           3,503,600
    Cash surrender value of life insurance .................................................            974,685             953,199
    Goodwill (net of accumulated amortization of $1,621,598 and $1,523,364) ................            446,567             544,801
    Other ..................................................................................            711,374             705,051
                                                                                                  -------------       -------------
TOTAL ASSETS ...............................................................................      $ 421,657,637       $ 395,902,792
                                                                                                  =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
    Deposits ...............................................................................      $ 271,731,184       $ 280,008,062
    Federal Home Loan Bank advances ........................................................        100,141,308          68,303,217
    Advance payments by borrowers for taxes and insurance ..................................          1,150,902           1,022,263
    Other borrowed funds ...................................................................          4,654,624           2,681,753
    Interest payable .......................................................................          1,979,473           1,922,635
    Other ..................................................................................          2,093,619             471,231
                                                                                                  -------------       -------------
TOTAL LIABILITIES ..........................................................................      $ 381,751,110       $ 354,409,161
                                                                                                  -------------       -------------

                                               PERMANENT BANCORP, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                             (UNAUDITED)
                                                            (continued)

                                                                                                   SEPTEMBER 30,         MARCH 31,
                                                                                                       1996                1996
                                                                                                  -------------       --------------
STOCKHOLDERS' EQUITY
    Serial Preferred Stock ($.01 par value) Authorized and unissued -
      1,000,000 shares
    Common Stock ($.01 par value) Authorized - 9,000,000 shares; Issued -
       2,459,839 and 2,460,196 shares; Outstanding - 2,130,356 and 2,134,515 shares ........      $      24,598              24,602
    Additional paid-in capital .............................................................         23,923,244          23,849,500
    Treasury Stock - 215,605 and 211,803 shares ............................................         (3,426,029)         (3,361,279)
    Retained Earnings - substantially restricted ...........................................         22,383,953          22,727,602
    Unrealized loss on securities available for sale, net of deferred tax of
       $(997,117) and $(64,521) ............................................................         (1,520,221)            (98,371)
    ESOP Borrowing .........................................................................         (1,071,225)         (1,190,250)
    Unearned compensation - restricted stock awards ........................................           (407,793)           (458,173)
                                                                                                  -------------       -------------
TOTAL STOCKHOLDERS' EQUITY .................................................................      $  39,906,527       $  41,493,631
                                                                                                  -------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................................      $ 421,657,637       $ 395,902,792
                                                                                                  =============       =============

                                           See notes to consolidated financial statements

                                               PERMANENT BANCORP, INC. AND SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF INCOME

                                                             (UNAUDITED)


                                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                             ----------------------------    ----------------------------
                                                                   1996            1995            1996           1995
                                                             ------------    ------------    ------------    ------------
INTEREST INCOME:
     Loans ...............................................   $  4,196,681    $  4,029,951    $  8,314,320    $  7,969,031
     Mortgage-backed securities ..........................      1,435,494       1,372,633       2,961,832       2,627,224
     Investment securities ...............................      1,671,767         798,126       3,151,122       1,499,793
     Deposits ............................................         34,583          63,915          54,384         101,389
     Dividends on Federal Home Loan Bank stock ...........         97,715          51,849         180,699         101,531
                                                             ------------    ------------    ------------    ------------
                                                                7,436,240       6,316,474      14,662,357      12,298,968
                                                             ------------    ------------    ------------    ------------
INTEREST EXPENSE:
     Deposits ............................................      3,358,373       3,411,488       6,696,363       6,607,551
     Federal Home Loan Bank advances .....................      1,311,562         657,431       2,539,802       1,146,709
     Short-term borrowings ...............................         41,260          12,390          46,412          32,580
                                                             ------------    ------------    ------------    ------------
                                                                4,711,195       4,081,309       9,282,577       7,786,840
                                                             ------------    ------------    ------------    ------------
NET INTEREST INCOME ......................................      2,725,045       2,235,165       5,379,780       4,512,128
PROVISION FOR LOAN LOSSES ................................         88,486          76,070         148,486         102,424
                                                             ------------    ------------    ------------    ------------
NET INTEREST INCOME AFTER LOAN LOSS
     PROVISION ...........................................      2,636,559       2,159,095       5,231,294       4,409,704
                                                             ------------    ------------    ------------    ------------
OTHER INCOME:
     Service charges .....................................        214,404         150,170         419,171         290,840
     Gain on sale of loans ...............................          1,865           3,220           4,862           6,946
     Commissions .........................................        162,588         100,873         257,901         242,910
     Gain (loss) on sale of investment and mortgage-backed
      securities .........................................          8,201          (4,549)          2,366          (7,145)
     Other ...............................................         55,339          72,995         112,080         149,517
                                                             ------------    ------------    ------------    ------------
                                                                  442,397         322,709         796,380         683,068
                                                             ------------    ------------    ------------    ------------

                                               PERMANENT BANCORP, INC. AND SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF INCOME

                                                             (UNAUDITED)
                                                            (continued)

                                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                             ----------------------------    ----------------------------
                                                                   1996            1995            1996           1995
                                                             ------------    ------------    ------------    ------------
OTHER EXPENSE:
     Salaries and employee benefits ......................      1,086,977       1,062,150       2,112,540       2,142,871
     Deposit insurance assessments ........................     1,952,115         175,610       2,134,106         355,822
     Occupancy ...........................................        208,651         424,809         223,152         416,399
     Equipment ...........................................        149,056         294,613         137,942         297,453
     Net (gain) loss on real estate owned ................        (11,755)            636          (5,020)         (2,191)
     Computer service ....................................        112,673         233,016         118,912         249,023
     Advertising .........................................         80,291         146,951          67,947         153,147
     Postage and office supplies .........................         83,901         151,400          74,988         127,865
     Other ...............................................        250,073         519,243         258,259         464,445
                                                              ------------   ------------    ------------    ------------
                                                                3,915,272       2,110,650       5,952,787       4,269,361
                                                              -----------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES ........................       (836,316)        371,154          74,887         823,411
INCOME TAX PROVISION (BENEFIT) ...........................       (275,822)         56,907         130,978         204,740
                                                             ------------    ------------    ------------    ------------
NET INCOME (LOSS) ........................................   $   (560,494)   $    314,247    $    (56,091)   $    618,671
                                                             ============    ============    ============    ============

EARNINGS (LOSS) PER SHARE OF COMMON STOCK
     Primary .............................................   $      (0.26)   $       0.14    $      (0.03)   $       0.28
     Fully Diluted .......................................   $      (0.26)   $       0.14    $      (0.03)   $       0.27

WEIGHTED AVERAGE SHARES OUTSTANDING
     Primary .............................................      2,140,841       2,209,717       2,137,613       2,336,053
     Fully diluted .......................................      2,220,996       2,296,364       2,217,738       2,322,700

                                           See notes to consolidated financial statements

                                               PERMANENT BANCORP, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)
                                                                                                    SIX MONTHS ENDED SEPTEMBER 30,
                                                                                               -------------------------------------
                                                                                                     1996                    1995
                                                                                               ------------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ..............................................................           $    (56,091)                618,671
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation ...........................................................                251,699                 240,617
            Amortization and  accretion ............................................                 76,247                  85,801
            Vesting of restricted stock awards .....................................                 46,810
            Provisions for loan and real estate owned losses .......................                 36,781                  62,825
            Gain on sale of office properties and equipment ........................                   (200)
            Gain on sale of real estate owned ......................................                (22,028)
            (Gain) loss on sale of securities ......................................                (19,813)                  9,031
            (Gain) on sale of mortgage-backed securities ...........................                   (761)                 (1,886)
            (Gain) on sale of loans ................................................                 (4,862)                 (6,946)
            ESOP shares earned .....................................................                 77,310
    Changes in assets and liabilities:
        Proceeds from the sales of loans ...........................................                514,847               1,560,046
        Origination of loans for resale ............................................               (509,985)             (1,287,118)
        Interest receivable ........................................................               (684,048)               (521,259)
        Deferred income tax ........................................................               (439,645)               (184,122)
        Other assets ...............................................................                 (6,323)                249,742
        Interest payable ...........................................................                 56,838                 234,905
        Other liabilities ..........................................................              1,622,388                 277,383
                                                                                               ------------            ------------
    Net cash provided by operating activities ......................................                961,392               1,315,462
                                                                                               ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Loans originated ...............................................................            (32,924,343)            (29,535,575)
    Loan principal repayments ......................................................             37,803,024              24,149,849
    Proceeds from:
        Maturities of:
            Securities held to maturity ............................................              7,338,705
            Securities available for sale ..........................................              6,974,688
        Sales of:
            Securities held to maturity ............................................              4,967,856
            Securities available for sale ..........................................             13,365,641
            Mortgage-backed securities held to maturity ............................                741,183
            Mortgage-backed securities available for sale ..........................              7,694,935
            Land ...................................................................                  7,450
            Real estate owned ......................................................                 70,254
        Purchases of:
            Securities available for sale ..........................................            (47,920,625)             (4,983,125)
            Securities held to maturity ............................................            (12,397,536)
            Mortgage-backed securities held to maturity ............................            (14,729,959)
            Mortgage-backed securities available for sale ..........................            (11,757,132)             (7,661,940)
            Loans ..................................................................             (7,665,460)             (1,975,400)
            FHLB Stock .............................................................             (1,689,000)
            Office properties and equipment ........................................               (222,487)               (236,566)

                                               PERMANENT BANCORP, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)
                                                             (continued)
                                                                                                    SIX MONTHS ENDED SEPTEMBER 30,
                                                                                               -------------------------------------
                                                                                                     1996                    1995
                                                                                               ------------              -----------
 Payments on mortgage-backed securities .........................................                 8,800,181               4,689,297
    Increase in cash surrender value of life insurance .............................                (21,486)                (18,906)
    Payments on real estate owned ..................................................                  8,439                   9,894
                                                                                               ------------            ------------
    Net cash used in investing activities ..........................................            (27,553,625)            (29,564,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                                                             $   (280,538)               (117,145)
    Net change in deposits                                                                       (8,276,878)              5,341,790
    Receipts from FHLB advances                                                                  80,350,000              29,611,698
    Payments on FHLB advances                                                                   (48,511,910)             (4,763,186)
    Principal repayment of ESOP borrowing                                                           119,025                 119,025
    Advance payments by borrowers for taxes and insurance                                           128,639                (101,925)
    Net change in other borrowed funds                                                            1,972,871                (193,908)
    Purchase of treasury stock                                                                      (83,750)             (1,953,242)
    Sale of  common stock                                                                            11,980                  35,690
                                                                                              -------------             -----------
    Net cash provided by financing activities                                                    25,429,439              27,978,797
                                                                                              -------------             -----------
NET  DECREASE  IN CASH AND CASH EQUIVALENTS                                                      (1,162,794)               (270,260)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  4,916,421               5,573,343
                                                                                              -------------             -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        3,753,627               5,303,083
                                                                                              =============             ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                                                 $6,730,061              $6,446,468
        Income taxes                                                                                505,000                 218,300
    Noncash transactions:
        Transfers from loans to real estate owned                                                         -                  70,772

                                          See notes to consolidated financial statements.

                     PERMANENT BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Permanent Bancorp, Inc. (the "Company"), its wholly owned subsidiary, Permanent Federal Savings Bank, its wholly owned subsidiary, Perma-Service Corp, and its wholly owned subsidiary, Permanent Insurance Agency, Inc. (collectively the "Bank"). All significant intercompany accounts and transactions have been eliminated. These consolidated interim financial statements at September 30, 1996 and for the three and six month periods ended September 30, 1996, and 1995, have not been examined by independent auditors, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods.

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates most susceptible to change in the near term include the allowance for loan losses and the fair value of securities.

These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

2. CHANGES IN PRESENTATION - Certain amounts and items appearing in the financial statements for the quarter and six months ended September 30,1995 have been reclassified to conform with the presentation presented for the period ended September 30, 1996.

3. SAVINGS ASSOCIATION INSURANCE FUND (SAIF) SPECIAL ASSESSMENT - The deposits of savings associations, such as Permanent Federal, are presently insured by the SAIF, which together with the Bank Insurance Fund (BIF), are the two insurance funds administered by the Federal Deposit Insurance Corporation (FDIC). Financial institutions which are members of the BIF have been experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. In order to help eliminate this disparity and any competitive disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the SAIF was enacted in September 1996.

The legislation requires a special one-time assessment of approximately 65.7 cents per $100 of SAIF insured deposits held by the bank at March 31, 1995. The one-time special assessment resulted in a tax affected charge to earnings of approximately $1,067,000 during the quarter ended September 30, 1996. The legislation is intended to fully recapitalize the SAIF fund so that commercial bank and thrift deposits will be charged the same FDIC premiums beginning October 1, 1996. As of such date deposit insurance premiums for highly rated institutions, such as the Bank, have been eliminated.

The Bank, however, will continue to be subject to an assessment to fund repayment of the Financing Corporation (FICO) obligations. It is anticipated that the FICO assessment for SAIF insured institutions will be 18 cents per annum per $100 of deposits for the quarter ended December 31, 1996. Beginning January 1, 1997 financial institutions insured by BIF will begin sharing in the FICO obligation and it is expected SAIF insured institutions will pay an assessment of 6.4 cents per $100 of deposits while BIF insured Institutions will pay 1.3 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions. Accordingly, as a result of the reduction of the SAIF assessment and the resulting FICO assessment, the annual after tax decrease in assessment costs is expected to be approximately $272,000 based upon the September 30, 1996 assessment base.

4.NEW ACCOUNTING PRONOUNCEMENTS

FINANCIAL ACCOUNTING STANDARDS NO. 122 (FAS 122) " ACCOUNTING FOR MORTGAGE SERVICING RIGHTS" - FAS 122 was adopted by the Company effective April 1, 1996. This statement specifies conditions under which mortgage servicing rights should be accounted for separately from the underlying mortgage loans. Generally the statement applies to mortgages sold with servicing rights retained. An allocation of the loan's book value is made to the servicing rights retained. The value of the servicing rights are capitalized and written off as servicing income is received. The effect is to increase profits recognized when loans are sold, but to reduce net income recognized on servicing, as loans are repaid. The application of FAS 122 had a nominal effect on the Company's financial statements for the three and six months ended September 30, 1996, but could have a more material impact if loan sales are increased.

FINANCIAL ACCOUNTING STANDARDS NO. 123 (FAS 123) "ACCOUNTING FOR STOCK BASED COMPENSATION" - Effective April 1, 1996, the Company adopted FAS 123 by continuing to account for stock compensation in accordance with Accounting
Principals Board Opinion No. 25 "Accounting for Stock Issued to Employees." However, the fair value disclosures are not included as the fair values are not deemed to have a significant impact on the financial position or results of operations of the Company.

FINANCIAL ACCOUNTING STANDARDS NO. 125 (FAS 125) "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES" - FAS 125 was issued in June 1996 and provides accounting and reporting standards for transfers and servicing of financial assets and extinquishments of liabilities. FAS 125 applies to transactions occuring after December 31, 1996. Management has not yet quantified the effect of this new standard on the Consolidated Financial Statements.

5. SUBSEQUENT EVENTS - During October 1996 the Bank recognized profit on the sale of a parcel of real estate owned in the amount of $232,000. The actual sales transaction occured during the fiscal year ended March 31, 1995, however no profit could be recognized at the time because the purchaser (a limited partnership) did not have a significant equity interest in the property. The property has since been rehabilitated as a low income housing project with the limited partners making substantial equity contributions during October 1996. The gain on the sale of real estate owned was partially offset by a loss of $59,000 on the sale of Bank premises and equipment.

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

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO SEPTEMBER 30, 1995

NET INTEREST INCOME - Net interest income before provision for loan losses increased by $490,000 or 21.9% for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995. This increase was primarily attributable to an increase in interest earning assets and an improvement in the interest rate spread (the difference between the rate earned on interest earning assets and the rate paid on interest bearing liabilities).

Net interest income after provision for loan losses increased by $477,000, or 22.1% for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995. The increase was smaller than the increase in net interest income before provision for loan losses because of an increase in the loss provision reflecting actual and anticipated loan growth.

INTEREST INCOME - Total interest income for the three months ended September 30, 1996 increased $1,120,000, or 17.7%, from the three month period ended September 30, 1995. This increase was attributable to an increase of 18 basis points in the average rate earned on total interest earning assets and an increase of $51.9 million in average balances for the comparable periods.

INTEREST EXPENSE - Total interest expense increased by $630,000, or 15.4%, during the three months ended September 30, 1996 compared to the three months ended September 30, 1995. Average interest bearing liabilities increased by $54.1 million, but the cost of such liabilities decreased by 7 basis points, compared to the quarter ended September 30, 1995.

OTHER INCOME - Total other income increased by $120,000 during the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995. Service charges were $64,000 more and commissions were $62,000 more during the quarter ended September 30, 1996 than during the comparable quarter in 1995. During the quarter ended September 30, 1996 the Company earned gains on sales of loans of $2,000 compared to $3,000 during the quarter ended September 30, 1995 and recognized gains of $8,000 on sales of investment and mortgage-backed securities compared to losses of $5,000 during the quarter ended September 30, 1995. The remaining other income accounts were down by $18,000 during the current year quarter, primarily because the prior year quarter included an adjustment for the conversion from regulatory accounting principals to generally acceptable accounting principals for the recognition of loan fees in the amount of $69,000. The conversion which had been phased in over a period of years was completed during January, 1996. The loss of the conversion fee recognition was partially offset by increases in other fees.

OTHER EXPENSE - Other expense increased a total of $1,805,000 during the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995, primarily because of the one time FDIC assessment in the amount of $1,766,000 (see Note 3 of "Notes to Consolidated Financial Statements"). Salaries and employee benefits increased by $25,000 or 2.3% during the quarter ended
September 30, 1996 compared to the same period in 1995. Occupancy expenses increased by $15,000 while equipment and computer expenses decreased by $5,000 during the comparable periods. Deposit insurance assessments, exclusive of the one time assessment, were $10,000 higher during the quarter ended September 30, 1996, while advertising expenditures were $12,000 lower than during the quarter ended September 30, 1995. Postage and office supplies were $9,000 lower during the quarter ended September 30, 1996. Net gains on reas estate owned were $7,000 lower during the quarter ended September 30, 1996 than during the comparable period in 1995.

INCOME TAXES - Provisions for income taxes resulted in a credit of $276,000, or 33.0% of losses before taxes during the quarter ended September 30, 1996, compared to $57,000, or 15.3% of income before taxes during the quarter ended September 30, 1995. The low rate of income taxes during the quarter ended September 30, 1995 was primarily the result of loan growth enabling the Bank to claim greater loan loss provisions for tax purposes than for book purposes.

SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1995

NET INTEREST INCOME - Net interest income before provision for loan losses increased by $868,000 or 19.2% for the six months ended September 30, 1996 compared to the six months ended September 30, 1995. This increase was primarily attributable to an increase in interest earning assets and an improvement in the interest rate spread (the difference between the rate earned on interest earning assets and the rate paid on interest bearing liabilities).

Net interest income after provision for loan losses increased by $822,000, or 18.6% for the six months ended September 30, 1996 compared to the six months ended September 30, 1995. The increase was smaller than the increase in net interest income before provision for loan losses because of an increase in the loss provision reflecting actual and anticipated loan growth.

INTEREST INCOME - Total interest income for the six months ended September 30, 1996 increased $2,363,000, or 19.2%, from the six month period ended September 30, 1995. This increase was attributable to an increase of 25 basis points in the average rate earned on total interest earning assets and an increase of $51.9 million in average balances for the comparable periods.

INTEREST EXPENSE - Total interest expense increased by $1,496,000, or 19.2%, during the six months ended September 30, 1996 compared to the six months ended September 30, 1995. Average interest bearing liabilities increased by $53.2 million, but the cost of such liabilities decreased by 8 basis points, compared to the six months ended September 30, 1995.

OTHER INCOME - Total other income increased by $113,000 during the six months ended September 30, 1996 compared to the six months ended September 30, 1995. Service charges were $128,000 more and commissions were $15,000 more during the six months ended September 30, 1996 than during the comparable period in 1995. During the six months ended September 30, 1996 the Company earned gains on sales of loans of $5,000 compared to $7,000 during the period ended September 30, 1995 and recognized gains of $2,000 on sales of investment and mortgage-backed securities compared to losses of $7,000 during the six months ended September 30, 1995. The remaining other income accounts were down by $37,000 during the current year period, primarily because the prior year period included an adjustment for the conversion from regulatory accounting principals to generally acceptable accounting principals for the recognition of loan fees in the amount of $138,000. The conversion which had been phased in over a period of years was completed during January, 1996. The loss of the conversion fee recognition was partially offset by increases in other fees.

OTHER EXPENSE - Other expense increased a total of $1,684,000 during the six months ended September 30, 1996 compared to the six months ended September 30, 1995, primarily because of the one time FDIC assessment in the amount of $1,766,000 (see Note 3 of "Notes to Consolidated Financial Statements"). Salaries and employee benefits decreased by $30,000 or 1.4% during the six months ended September 30, 1996 compared to the same period in 1995. Occupancy expenses decreased by $8,000 and equipment and computer expenses increased by $19,000 during the comparable periods. Deposit insurance assessments, exclusive of the one time assessment, were $12,000 higher during the six months ended September 30, 1996, and advertising expenditures were $6,000 higher than during the six months ended September 30, 1995. Postage and office supplies were $24,000 lower during the six months ended September 30, 1996. The remaining other expense categories were reduced by $55,000 during the six months ended September 30, 1996 compared to the comparable period in 1995.

INCOME TAXES - Provisions for income taxes amounted to $131,000, even though income before taxes amounted to only $75,000 during the six months ended September 30, 1996, compared to $205,000, or 24.8% of income before taxes during the six months ended September 30, 1995. The 1996 taxes in excess of income before taxes was the result of the Bank's inability to claim loan loss provisions for tax purposes as high as the expense recognized for book purposes during the six months ended September 30, 1996 and because of other differences in income per books and taxable income. The low rate of income taxes during the six months ended September 30, 1995 was primarily the result of loan growth enabling the Bank to claim greater loan loss provisions for tax purposes than for book purposes.

FINANCIAL CONDITION SEPTEMBER 30, 1996 COMPARED TO MARCH 31, 1996

The  Company's   total  assets  at  September  30,  1996  were  $421.7   million
representing an increase of $25.8 million, or 6.5%, from March 31, 1996. Investment and mortgage-backed securities, including those classified as available for sale, increased by $20.6 million to $187.9 million at September 30, 1996 from $167.3 million at March 31, 1996. Net loans increased by $2.7 million to $209.6 million at September 30, 1996 compared to $206.9 million at March 31, 1996.

The loan growth, primarily in single family mortgage loans and in automobile loans, is indicative of the strength of the local economy. By policy, the Bank retains all adjustable rate loans and all fixed rate loans with terms of 20 years or less in its portfolio, and sells all fixed rate loans of terms exceeding 20 years. During the six months ended September 30, 1996, customers showed a marked preference for the Bank's mortgage loan program offering loans at an interest rate which is fixed for ten years, then adjustable annually.

In July, 1996 the bank received a payoff on a (Cardinal Industries) multi-family housing loan. The loan, with a principal balance of $1,439,858 was carried as a criticized asset in the "other assets especially mentioned" category. The Bank received its full principal balance on the loan. As previously disclosed, the

Bank holds an additional five Cardinal Industries' loans with aggregate principal balances of nearly $6.8 million; three of the five remaining loans with principal balances of approximately $4.3 million are carried as impaired loans and one with a principal balance of nearly $2.0 million is a troubled debt restructuring. The remaining loan is a 50% participation and has always performed according to the note terms. Management of the Bank and of Cardinal Industries have reached a contingent agreement, deemed acceptable by the Bank's board of directors, on two of the impaired loans with total principal balances of approximately $3.0 million. The contingencies are satisfactory appraisals, and Cardinal's ability to obtain other financing. If the proposed settlement is reached, it will have little or no effect on the Bank's earnings, however nonperforming assets will decline significantly. Bank management cannot now predict if the contingencies will be satisfied.

Non-performing assets were at $7.2 million at September 30, 1996, compared to $6.9 million at March 31, 1996 and $8.3 million at September 30, 1995. As of September 30, 1996, the Bank's loan loss allowance was $2,274,585. Although no assurance can be provided, management believes this amount to be sufficient based upon historical averages and current trends. Based on management's analysis of classified assets, loss histories and future projections, the allowance for loan losses (presented below in tabular form) was deemed by management to be adequate at September 30, 1996. Figures presented for April 1, 1995 have been restated to reflect the reclassification of impaired loans from in-substance foreclosure back to loan categories pursuant to the provisions of Statement of Financial Accounting Standards No. 114 (FAS 114), which was adopted during the quarter ended June 30, 1995.

                                                    1996            1995
                                                    ----            ----
Balance, April 1                                 $2,237,804      $2,093,491
Provision for loan losses                           148,486         102,424
Net charge offs                                    (111,705)        (24,344)
                                                 ----------      ----------
Balance, September 30                            $2,274,585      $2,171,571

The loan growth and the increase in investment and mortgage-backed securities was funded through Federal Home Loan Bank advances which increased by $31.8 million to $100.1 million at September 30, 1996 compared to $68.3 million at March 31, 1996. Deposits decreased by $8.3 million to $271.7 million at September 30, 1996 compared to $280.0 million at March 31, 1996.

Total stockholders' equity decreased by $1.6 million to $39.9 million at September 30, 1996 from $41.5 million at March 31, 1996. The decrease was primarily attributable to an increase of $1.4 million in unrealized losses on securities available for sale. Additionally, the Company paid dividends of $280,538 and purchased treasury stock at a cost of $83,750 during the six months ended September 30, 1996. Increases resulted from the retention of earnings, reduction of employee stock ownership liability, vesting of restricted stock awards, and through the exercise of stock options resulting in the sale of 1,198 shares of treasury stock at $10 per share.

LIQUIDITY AND CAPITAL RESOURCES - The standard measure of liquidity for the thrift industry is the ratio of cash and eligible investments to a certain percentage of borrowings due within one year and net withdrawable deposit accounts. The minimum required level is currently set by OTS regulation at 5%. At September 30, 1996, the Bank's liquidity ratio was 10.02%. Historically, the Bank has maintained its liquid assets which qualify for purposes of the OTS liquidity regulations above the minimum requirements imposed by such regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt, and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At September 30, 1996, the Bank had $100,141,000 in such borrowings. As of that date, the Bank had commitments to fund loan origination's of approximately $2.3 million and commitments to sell loans in the amount of $89,000. The Company had no commitments to either purchase or sell securities. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

The  following  table  sets  forth  the  Bank's   compliance  with  its  capital
requirements at September 30, 1996.

                                                   Amount            Percent (*)
                                                   ------            -----------
Tangible Capital:
     Capital level ......................       $33,004,781              7.90%
     Requirement ........................         6,266,623              1.50%
                                                -----------              -----
     Excess .............................       $26,738,158              6.40%
                                                -----------              -----

Core Capital:
     Capital level ......................       $33,004,781              7.90%
     Requirement ........................        12,533,246              3.00%
                                                -----------              -----
     Excess .............................       $20,471,535              4.90%
                                                -----------              -----

Risk-Based Capital:
     Capital level ......................       $34,750,130             19.95%
     Requirement ........................        13,936,729              8.00%
                                                -----------             -----
     Excess .............................       $20,813,401             11.95%
                                                -----------             -----

(*) Tangible and core capital are computed as a percentage of adjusted total assets of $417,774,856. Risk-based capital is computed as a percentage of risk-weighted assets of $174,209,107.

                             REGULATORY DEVELOPMENTS


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

Under recenty passed legislation, Section 593 of the Internal Revenue Code of 1986 has been repealed and the Bank will be permitted to use only the experience method of computing additions to its bad debt reserve. In addition, the Bank will be unable to make additions to its tax bad debt reserve, and will be permitted to deduct bad debts only as they occur. The legislation will not affect the Company's tax calculation during the current fiscal year. Management can not now predict the impact of the legislation on the results of operations in future fiscal years.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings
             None.

ITEM 2.  Changes in Securities
             None.

ITEM 3.  Defaults Upon Senior Securities
             None.

ITEM 4.  Submission of Matters to a Vote of Security Holders


The annual meeting of stockholder was held in Evansville, Indiana on July 23, 1996. A total of 1,698,949 shares of Common Stock, 75.6% of outstanding shares, were represented in person or by proxy.

The following is a record of votes cast in the election of directors of the Company for 3-year terms expiring in 1999:

                                                FOR           VOTES WITHELD
                                                ---           -------------
          Donald P. Weinzapfel               1,652,300           46,649
          John R. Stone                      1,650,393           48,556
          James D. Butterfield               1,651,465           47,484

          Accordingly, the individuals named above were declared to be duly elected directors of the Company.

          Messrs. Korb, Northerner, Vogel, Forster, and Kinkel will continue as directors.

The following is a record of the votes cast in respect of the proposal to ratify the appointment of Deloitte & Touche LLP as auditors of the Company for the fiscal year ending March 31, 1997.

                                                             PERCENTAGE OF
                                                               VOTES IN
                                NUMBER                       ATTENDANCE
                               OF VOTES                     AT THE MEETING
                               --------                     --------------
                  FOR          1,695,924                         98.82%
                  AGAINST          1,700                           .10
                  ABSTAIN          1,325                           .08

          Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the company.

ITEM 5.   Other Information
                None

ITEM 6.   Exhibits and Reports on Form 8-K
               (a)  Exhibits
                    None.
               (b)  Reports on Form 8-K
                    None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                PERMANENT BANCORP, INC.



DATE                            By:   s/sDonald P. Weinzapfel
                                         -----------------------
                                         Donald P. Weinzapfel
                                         Chairman of the Board
                                         President and Chief Executive Officer

                                        (Principal Executive Officer)


DATE                            By: s/s Joseph M. Schnapf
                                        ---------------------
                                        Joseph M. Schnapf
                                        Chief Financial Officer
                                        (Principal Financial Accounting Officer)