Form 10-Q/A
period 1996-09-30
PERMANENT BANCORP INC
filed 1996-11-26
CIK 916604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT No. 1

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

                                                PERMANENT BANCORP, INC. AND SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF INCOME

                                                             (UNAUDITED)
                                                            (continued)

                                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                             ----------------------------    ----------------------------
                                                                   1996            1995            1996           1995
                                                             ------------    ------------    ------------    ------------
OTHER EXPENSE:
     Salaries and employee benefits ......................      1,086,977       1,062,150       2,112,540       2,142,871
     Deposit insurance assessments ........................     1,952,115         175,610       2,134,106         355,822
     Occupancy ...........................................        223,152         208,651         416,399         424,809
     Equipment ...........................................        137,942         149,056         297,453         294,613
     Net (gain) loss on real estate owned ................         (5,020)        (11,755)         (2,191)            636
     Computer service ....................................        118,912         112,673         249,023         233,016
     Advertising .........................................         67,947          80,291         153,147         146,951
     Postage and office supplies .........................         74,988          83,901         127,865         151,400
     Other ...............................................        258,259         250,073         464,445         519,243
                                                              ------------   ------------    ------------    ------------
                                                                3,915,272       2,110,650       5,952,787       4,269,361
                                                              -----------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES ........................       (836,316)        371,154          74,887         823,411
INCOME TAX PROVISION (BENEFIT) ...........................       (275,822)         56,907         130,978         204,740
                                                             ------------    ------------    ------------    ------------
NET INCOME (LOSS) ........................................   $   (560,494)   $    314,247    $    (56,091)   $    618,671
                                                             ============    ============    ============    ============

EARNINGS (LOSS) PER SHARE OF COMMON STOCK
     Primary .............................................   $      (0.26)   $       0.14    $      (0.03)   $       0.28
     Fully Diluted .......................................   $      (0.26)   $       0.14    $      (0.03)   $       0.27

WEIGHTED AVERAGE SHARES OUTSTANDING
     Primary .............................................      2,140,841       2,209,717       2,137,613       2,336,053
     Fully diluted .......................................      2,220,996       2,296,364       2,217,738       2,322,700

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


                                                PERMANENT BANCORP, INC.



DATE: November 13, 1996         By:   s/sDonald P. Weinzapfel
                                         -----------------------
                                         Donald P. Weinzapfel
                                         Chairman of the Board
                                         President and Chief Executive Officer

                                        (Principal Executive Officer)


DATE: November 13, 1996         By: s/s Joseph M. Schnapf
                                        ---------------------
                                        Joseph M. Schnapf
                                        Chief Financial Officer
                                        (Principal Financial Accounting Officer)