Form 10-Q
period 1996-12-31
PERMANENT BANCORP INC
filed 1997-02-12
CIK 916604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1996



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

                             YES [ X ]     NO [   ]

As of February 6, 1997, there were 2,141,719 shares of the Registrant's Common Stock outstanding.

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

                        Consolidated Statements of Cash Flows

                        Notes to Consolidated Financial Statements

   Item 2.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations

                   Supplemental Data
                   Regulatory Developments

PART II.  OTHER INFORMATION

                   Signatures


                                       PERMANENT BANCORP, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    (UNAUDITED)

                                                                                DECEMBER 31, 1996     MARCH 31, 1996
                                                                                  -------------      -------------
ASSETS:
    Cash ....................................................................     $   3,839,707      $   4,900,671
    Interest-bearing deposits ...............................................         1,432,508             15,750
                                                                                  -------------      -------------

    Total cash and cash equivalents .........................................         5,272,215          4,916,421


    Securities available for sale - at fair value (amortized cost $87,000,489
       and $73,408,686) .....................................................        85,937,968         73,170,635
    Mortgage-backed securities available for sale at fair value (amortized
       cost $65,179,938 and $61,888,585) ....................................        65,010,185         61,953,242
    Securities held to maturity (fair value $25,000 and $25,000) ............            25,000             25,000
    Mortgage-backed securities held to maturity (fair value $28,357,752
       and $32,319,409) .....................................................        28,192,253         32,153,595
    Other Investments .......................................................           633,302            633,302
    Loans (net of allowance for loan losses of $2,072,383 and $2,237,804) ...       209,889,216        206,909,621
    Interest receivable, net ................................................         2,928,345          2,874,362
    Office properties and equipment, net ....................................         7,046,831          7,256,587
    Real estate owned, net ..................................................            13,935             21,881
    Deferred income tax .....................................................           747,755            281,495
    Federal Home Loan Bank stock ............................................         5,192,600          3,503,600
    Cash surrender value of life insurance ..................................         1,016,428            953,199
    Goodwill (net of accumulated amortization of $1,670,715 and $1,523,364) .           397,450            544,801
    Other ...................................................................           663,503            705,051
                                                                                  -------------      -------------
TOTAL ASSETS ................................................................     $ 412,966,986      $ 395,902,792
                                                                                  =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
    Deposits ................................................................     $ 271,299,234      $ 280,008,062
    Federal Home Loan Bank advances .........................................        96,932,971         68,303,217
    Advance payments by borrowers for taxes and insurance ...................           530,978          1,022,263
    Other borrowed funds ....................................................         1,365,197          2,681,753
    Interest payable ........................................................         2,003,527          1,922,635
    Other ...................................................................           770,585            471,231
                                                                                  -------------      -------------
TOTAL LIABILITIES ...........................................................     $ 372,902,492      $ 354,409,161
                                                                                  -------------      -------------

                                       PERMANENT BANCORP, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    (UNAUDITED)
                                                    (CONTINUED)

                                                                                DECEMBER 31, 1996     MARCH 31, 1996
                                                                                  -------------      -------------

STOCKHOLDERS' EQUITY
    Serial Preferred Stock ($.01 par value)
    Authorized and unissued - 1,000,000 shares
    Common Stock ($.01 par value) Authorized -
      9,000,000 shares; Issued -
       2,458,982 and 2,460,196 shares;
       Outstanding - 2,082,858 and 2,134,515 shares .........................     $      24,590      $      24,602
    Additional paid-in capital ..............................................        23,968,992         23,849,500
    Treasury Stock - 280,894 and 211,803 shares .............................        (4,727,226)        (3,361,279)
    Retained Earnings - substantially restricted ............................        22,931,158         22,727,602
    Unrealized loss on securities available for sale,
       net of deferred tax of
       $(484,769) and $(64,521) .............................................          (739,087)           (98,371)
    ESOP Borrowing ..........................................................        (1,011,713)        (1,190,250)
    Unearned compensation - restricted stock awards .........................          (382,220)          (458,173)
                                                                                  -------------      -------------
TOTAL STOCKHOLDERS' EQUITY ..................................................     $  40,064,494      $  41,493,631
                                                                                  -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................     $ 412,966,986      $ 395,902,792
                                                                                  =============      =============

See notes to consolidated financial statements

                                        PERMANENT BANCORP, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF INCOME

                                                     (UNAUDITED)

                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             DECEMBER 31,                         DECEMBER 31,
                                                   ------------------------------      -----------------------------
                                                        1996              1995              1996             1995
                                                   ------------      ------------      ------------     ------------
INTEREST INCOME:
     Loans ...................................     $  4,283,531      $  4,145,659      $ 12,597,851     $ 12,113,815
     Mortgage-backed securities ..............        1,509,932         1,561,939         4,471,764        4,189,163
     Investment securities ...................        1,616,162           883,556         4,767,284        2,383,349
     Deposits ................................           20,298            45,948            74,682          147,337
     Dividends on Federal Home Loan Bank stock          102,467            53,481           283,166          155,012
                                                   ------------      ------------      ------------     ------------
                                                      7,532,390         6,690,583        22,194,747       18,988,676
                                                   ------------      ------------      ------------     ------------
INTEREST EXPENSE:
     Deposits ................................        3,329,365         3,460,556        10,025,728       10,068,108
     Federal Home Loan Bank advances .........        1,403,942           803,525         3,943,744        1,950,233
     Short-term borrowings ...................           19,022            19,341            65,434           51,920
                                                   ------------      ------------      ------------     ------------
                                                      4,752,329         4,283,422        14,034,906       12,070,261
                                                   ------------      ------------      ------------     ------------
NET INTEREST INCOME ..........................        2,780,061         2,407,161         8,159,841        6,918,415
PROVISION FOR LOAN LOSSES ....................         (132,040)           48,902            16,446          151,326
                                                   ------------      ------------      ------------     ------------
NET INTEREST INCOME AFTER LOAN LOSS
     PROVISION ...............................        2,912,101         2,358,259         8,143,395        6,767,089
                                                   ------------      ------------      ------------     ------------
OTHER INCOME:
     Service charges .........................          215,979           161,027           635,150          451,868
     Gain on sale of loans ...................            6,149             4,353            11,011           11,299
     Net gain (loss) on real estate owned ....            2,566              (147)            4,757             (783)
     Commissions .............................          164,499           115,749           422,400          395,320
     Gain (loss) on sale of investment and
       mortgage-backed  securities ...........           27,176              (803)           29,542          (13,338)
     Other ...................................           97,424            86,302           209,504          205,423
                                                   ------------      ------------      ------------     ------------
                                                        513,793           366,481         1,312,364        1,049,789
                                                   ------------      ------------      ------------     ------------

                                        PERMANENT BANCORP, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF INCOME

                                                     (UNAUDITED)
                                                     (CONTINUED)

                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             DECEMBER 31,                         DECEMBER 31,
                                                   ------------------------------      -----------------------------
                                                        1996              1995              1996             1995
                                                   ------------      ------------      ------------     ------------
OTHER EXPENSE:
     Salaries and employee benefits ..........        1,088,592         1,091,881         3,201,132        3,234,752
     Deposit insurance assessments ...........          147,481           175,122         2,281,587          530,944
     Occupancy ...............................          191,856           196,958           608,255          621,767
     Equipment ...............................          133,037           144,547           430,490          439,160
     Computer service ........................          113,636           120,165           362,659          353,181
     Advertising .............................           81,332            79,874           234,479          226,825
     Postage and office supplies .............           70,297            94,200           198,162          245,600
     Other ...................................          309,489           355,837           773,934          875,083
                                                   ------------      ------------      ------------     ------------
                                                      2,135,720         2,258,584         8,090,698        6,527,312
                                                   ------------      ------------      ------------     ------------
INCOME BEFORE INCOME TAXES ...................        1,290,174           466,156         1,365,061        1,289,566
INCOME TAX PROVISION .........................          573,492           138,657           704,470          343,396
                                                   ------------      ------------      ------------     ------------
NET INCOME ...................................     $    716,682      $    327,499      $    660,591     $    946,170
                                                   ============      ============      ============     ============

EARNINGS PER SHARE OF COMMON STOCK
     Primary .................................     $       0.32      $       0.14      $       0.30     $       0.41
     Fully Diluted ...........................     $       0.32      $       0.14      $       0.30     $       0.41

WEIGHTED AVERAGE SHARES OUTSTANDING
     Primary .................................        2,209,134         2,291,255         2,215,163        2,306,664
     Fully diluted ...........................        2,232,190         2,297,067         2,238,219        2,312,476

See notes to consolidated financial statements

                                PERMANENT BANCORP, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                       NINE MONTHS ENDED DECEMBER 31,
                                                                       ------------------------------
                                                                            1996              1995
                                                                       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ............................................     $    660,591      $    946,170
    Adjustments  to  reconcile  net  income to net cash
          provided  by  operating activities:
            Depreciation .........................................          368,960           353,535
            Amortization and  accretion ..........................           76,171           (72,058)
            Vesting of restricted stock awards ...................           63,813
            Provisions for loan and real estate owned losses .....         (165,421)          241,159
            (Gain) loss on sale of office properties and equipment           59,068              (200)
            Gain on sale of real estate owned ....................                            (24,522)
            (Gain) loss on sale of securities ....................          (44,495)            8,818
            (Gain) on sale of mortgage-backed securities .........              (95)           (1,886)
            (Gain) on sale of loans ..............................          (11,012)          (11,299)
            ESOP shares earned ...................................          131,620            91,221
    Changes in assets and liabilities:
        Proceeds from the sales of loans .........................          829,997         2,165,559
        Origination of loans for resale ..........................         (818,985)       (1,888,278)
        Interest receivable ......................................          (53,983)         (605,414)
        Deferred income tax ......................................          (46,012)          (94,845)
        Other assets .............................................           41,548           441,628
        Interest payable .........................................           80,892           362,221
        Other liabilities ........................................          299,354            41,205
                                                                       ------------      ------------
    Net cash provided by operating activities ....................        1,472,011         1,953,014
                                                                       ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Loans originated .............................................      (47,786,343)      (47,054,703)
    Loan principal repayments ....................................       58,640,041        41,102,013
    Proceeds from:
        Maturities of:
            Securities held to maturity ..........................                         13,638,705
            Securities available for sale ........................       16,974,688         4,000,000
        Sales of:
            Securities held to maturity ..........................                          7,976,526
            Securities available for sale ........................       19,379,854
            Mortgage-backed securities held to maturity ..........                            741,183
            Mortgage-backed securities available for sale ........       11,158,884
            Land, buildings & improvements .......................           42,239             7,450
            Real estate owned ....................................                             72,748
        Purchases of:
            Securities available for sale ........................      (49,920,625)      (11,983,125)
            Securities held to maturity ..........................                        (24,394,086)
            Mortgage-backed securities held to maturity ..........                        (17,709,959)
            Mortgage-backed securities available for sale ........      (22,389,606)       (7,661,940)
            Loans ................................................      (13,773,496)       (2,489,328)
            FHLB Stock ...........................................       (1,689,000)         (157,300)
            Office properties and equipment ......................         (260,511)         (364,234)
    Payments on mortgage-backed securities .......................       12,094,301         8,507,993


                                        Continued to next page

                                PERMANENT BANCORP, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                       NINE MONTHS ENDED DECEMBER 31,
                                                                       ------------------------------
                                                                            1996              1995
                                                                       ------------      ------------
    Increase in cash surrender value of life insurance ...........          (63,229)          (82,359)
    Payments on real estate owned ................................            7,946            26,084
                                                                       ------------      ------------
    Net cash used in investing activities ........................      (17,584,857)      (35,824,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid ...............................................     $    (448,482)     $    (234,176)
    Net change in deposits .......................................        (8,708,828)         8,910,885
    Receipts from FHLB advances ..................................       116,450,000         48,000,000
    Payments on FHLB advances ....................................       (87,820,246)       (20,117,384)
    Principal repayment of ESOP borrowing ........................           178,538            178,537
    Advance payments by borrowers for taxes and insurance.........          (491,285)          (541,714)
    Net change in other borrowed funds ...........................        (1,316,556)           (40,362)
    Purchase of treasury stock ...................................        (1,389,091)        (2,603,242)
    Sale of  common stock ........................................            14,590             35,690
                                                                       -------------      -------------
    Net cash provided by financing activities ....................        16,468,640         33,588,234
                                                                       -------------      -------------
NET  INCREASE (DECREASE)  IN CASH AND CASH
EQUIVALENTS ......................................................           355,794           (283,084)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................         4,916,421          5,573,343
                                                                       -------------      -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................         5,272,215          5,290,259
                                                                       =============      =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest .................................................     $  10,015,622      $   9,843,924
        Income taxes .............................................           730,000            227,508
    Noncash transactions:
        Transfers from loans to real estate owned ................              --              100,777


See notes to consolidated financial statements.

                     PERMANENT BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Permanent Bancorp, Inc. (the "Company"), its wholly owned subsidiary, Permanent Federal Savings Bank, its wholly owned subsidiary, Perma-Service Corp, and its wholly owned subsidiary, Permanent Insurance Agency, Inc. (collectively the "Bank"). All significant intercompany accounts and transactions have been eliminated. These consolidated interim financial statements at December 31, 1996 and for the three and nine month periods ended December 31, 1996, and 1995, have not been examined by independent auditors, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods.

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

2. CHANGES IN PRESENTATION - Certain amounts and items appearing in the financial statements for the quarter and nine months ended December 31,1995 have been reclassified to conform with the presentation presented for the period ended December
 31, 1996.

3. SAVINGS ASSOCIATION INSURANCE FUND (SAIF) SPECIAL ASSESSMENT - The deposits of savings associations, such as Permanent Federal Savings Bank, are presently insured by the SAIF, which together with the Bank Insurance Fund (BIF), are the two insurance funds administered by the Federal Deposit Insurance Corporation
(FDIC). Financial institutions which are members of the BIF have been experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. In order to help eliminate this disparity and any competitive disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the SAIF was enacted in September 1996.

The legislation required a special one-time assessment of approximately 65.7 cents per $100 of SAIF insured deposits held by the bank at March 31, 1995. The one-time special assessment resulted in a tax affected charge to earnings of approximately $1,067,000 during the quarter ended September 30, 1996. The legislation is intended to fully recapitalize the SAIF fund so that commercial bank and thrift deposits will be charged the same FDIC premiums beginning October 1, 1996. As of such date deposit insurance premiums for highly rated institutions, such as the Bank, have been eliminated.

The Bank, however, will continue to be subject to an assessment to fund repayment of the Financing Corporation (FICO) obligations. The FICO assessment for SAIF insured institutions was 18 cents per annum per $100 of deposits for the quarter ended December 31, 1996. Beginning January 1, 1997 financial institutions insured by BIF will begin sharing in the FICO obligation and SAIF insured institutions will pay an assessment of 6.48 cents per $100 of deposits while BIF insured Institutions will pay 1.296 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions. Accordingly, as a result of the reduction of the SAIF assessment and the resulting FICO assessment, the annual after tax decrease in deposit insurance costs is expected to be approximately $272,000 based upon the September 30, 1996 assessment base.

4. NEW ACCOUNTING PRONOUNCEMENTS

FINANCIAL ACCOUNTING STANDARDS NO. 122 (FAS 122) " ACCOUNTING FOR MORTGAGE SERVICING RIGHTS" - FAS 122 was adopted by the Company effective April 1, 1996. This statement specifies conditions under which mortgage servicing rights should be accounted for separately from the underlying mortgage loans. Generally the statement applies to mortgages sold with servicing rights retained. An allocation of the loan's book value is made to the servicing rights retained. The value of the servicing rights are capitalized and written off as servicing income is received. The effect is to increase profits recognized when loans are sold, but to reduce net income recognized on servicing, as loans are repaid. The application of FAS 122 had a nominal effect on the Company's financial statements for the three and nine months ended December 31, 1996, but could have a more material impact if loan sales are increased.

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

FINANCIAL ACCOUNTING STANDARDS NO. 125 (FAS 125) "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES" - FAS 125 was issued in June 1996 and provides accounting and reporting standards for transfers and servicing of financial assets and extinquishments of liabilities. FAS 125 applies to transactions occurring after December 31, 1996. Management has not yet quantified the effect of this new standard on the Consolidated Financial Statements.

5. SUBSEQUENT EVENTS - During January 1997, the Company completed its previously announced stock repurchase of 112,419 share during the fiscal year. The weighted average cost of the shares purchased was $20.34 for a total cost of $2,286,926.

On February 5, 1997, the Company signed a definitive agreement to assume the deposit liabilities and to acquire certain assets associated with the branch of NBD Bank, N.A. in Newburgh, Indiana. At October 31, 1996, the branch had deposit liabilities of approximately $6.3 million. The acquisition is expected to be completed during the second calendar quarter of 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Permanent Bancorp, Inc. (the "Company") is a Savings & Loan holding company which owns 100% of the capital stock of Permanent Federal Savings Bank (the "Bank") and has no other subsidiaries. Material changes in the consolidated statements of Financial Condition and Results of Operations of the Company, except where noted, are attributed to the operations of the Bank; therefore the following analysis is centered on the activities of the Bank.

QUARTER ENDED DECEMBER 31, 1996 COMPARED TO DECEMBER 31, 1995

NET INTEREST INCOME - Net interest income before provision for loan losses increased by $373,000 or 15.5% for the quarter ended December 31, 1996 compared to the quarter ended December 31, 1995. This increase was primarily attributable to an increase in interest earning assets and an improvement in the interest rate spread (the difference between the rate earned on interest earning assets and the rate paid on interest bearing liabilities).

Net interest income after provision for loan losses increased by $554,000, or 23.5% for the quarter ended December 31, 1996 compared to the quarter ended December 31, 1995. The loan loss provision was a benefit of $132,000 during the quarter ended December 31, 1996, compared to a provision of $49,000 during the comparable period in 1995. During the quarter ended December 31, 1996 the Bank reduced the loan loss provision by $232,000 relating to the reversal of specific reserves on a previously impaired loan. This decrease in the provision was partially offset by increases of $100,000 reflecting actual and anticipated loan growth.

INTEREST INCOME - Total interest income for the three months ended December 31, 1996 increased $842,000, or 12.6%, from the three month period ended December 31, 1995. This increase was attributable to an increase of 18 basis points in the average rate earned on total interest earning assets and an increase of $39.8 million in average balances for the comparable periods.

INTEREST EXPENSE - Total interest expense increased by $469,000, or 10.9%, during the three months ended December 31, 1996 compared to the three months ended December 31, 1995. Average interest bearing liabilities increased by $42.1 million, primarily representing an increase in FHLB Advances, but the cost of such liabilities decreased by 4 basis points, compared to the quarter ended December 31, 1995.

OTHER INCOME - Total other income increased by $147,000 during the quarter ended December 31, 1996 compared to the quarter ended December 31, 1995. Service charge increases resulted in an increase of $55,000 and improved sales, primarily of investment and annuity products by the Bank's Subsidiary Service Corporation, resulted in increased commissions of $49,000 during the quarter ended December 31, 1996 compared to the comparable quarter in 1995. During the quarter ended December 31, 1996 the Company earned gains on sales of loans of $6,000 compared to $4,000 during the quarter ended December 31, 1995 and recognized gains of $27,000 on sales of investment and mortgage-backed securities compared to losses of $1,000 during the quarter ended December 31, 1995. The remaining other income accounts were up by $11,000 during the current year quarter, primarily because Perma Service Corp. received a higher return on its equity investment in Family Financial Life Insurance Company.

OTHER EXPENSE - Other expense decreased a total of $123,000 during the quarter ended December 31, 1996 compared to the quarter ended December 31, 1995. The FDIC assessment decreased by $28,000 (see Note 3 of "Notes to Consolidated Financial Statements"). Salaries and employee benefits decreased by $3,000 during the quarter ended December 31, 1996 compared to the same period in 1995. Occupancy expenses decreased by $5,000 and equipment and computer expenses decreased by $18,000 during the comparable periods. Advertising expenditures were $1,000 higher than during the quarter ended December 31, 1995. Postage and office supplies were $24,000 lower during the quarter ended December 31, 1996. The remaining other expense accounts were down a net $46,000 during the quarter ended December 31, 1996. Reductions of $63,000 in consultant and management fees and of $47,000 in ATM and debit card issuance cost were partially offset by a loss of $59,000 on the sale of bank premises and equipment.

INCOME TAXES - Provisions for income taxes amounted to $573,000, or 44.5% of income before taxes during the quarter ended December 31, 1996, compared to $139,000, or 29.7% of income before taxes during the quarter ended December 31, 1995. The low rate of income taxes during the quarter ended December 31, 1995 was primarily the result of loan growth enabling the Bank to claim greater loan loss provisions for tax purposes than for book purposes.

NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1995

NET INTEREST INCOME - Net interest income before provision for loan losses increased by $1,964,000 or 29.7% for the nine months ended December 31, 1996 compared to the nine months ended December 31, 1995. This increase was primarily attributable to an increase in interest earning assets and an improvement in the interest rate spread (the difference between the rate earned on interest earning assets and the rate paid on interest bearing liabilities).

Net interest income after provision for loan losses increased by $1,376,000, or 19.9% for the nine months ended December 31, 1996 compared to the nine months ended December 31, 1995. The loan loss provision decreased by $135,000 during the period ended December 31, 1996 compared to the comparable period in 1995. During the period ended December 31, 1996 the Bank reduced the loan loss provision by $232,000 relating to the reversal of specific reserves on a previously impaired loan. This decrease in the provision was offset by increases of $248,000 reflecting actual and anticipated loan growth.

INTEREST INCOME - Total interest income for the nine months ended December 31, 1996 increased $3,206,000, or 16.9%, from the nine month period ended December 31, 1995. This increase was attributable to an increase of 15 basis points in the average rate earned on total interest earning assets and an increase of $45.1 million in average balances for the comparable periods.

INTEREST EXPENSE - Total interest expense increased by $1,965,000, or 16.3%, during the nine months ended December 31, 1996 compared to the nine months ended December 31, 1995. Average interest bearing liabilities increased by $46.7 million, primarily reflecting increased FHLB Advances, but the cost of such liabilities decreased by 2 basis points, compared to the nine months ended December 31, 1995.

OTHER INCOME - Total other income increased by $263,000 during the nine months ended December 31, 1996 compared to the nine months ended December 31, 1995. Service charges were $183,000 more, primarily as a result of fee increases and commissions, principally earned by the Bank's subsidiary service corporation were $27,000 more during the nine months ended December 31, 1996 than during the comparable period in 1995. During the nine months ended December 31, 1996 the Company recognized gains of $30,000 on sales of investment and mortgage-backed securities compared to losses of $13,000 during the nine months ended December 31, 1995. The remaining other income accounts were up by $4,000 during the current year period.

OTHER EXPENSE - Other expense increased a total of $1,563,000 during the nine months ended December 31, 1996 compared to the nine months ended December 31, 1995, primarily because of the one time FDIC assessment in the amount of $1,766,000 (see Note 3 of "Notes to Consolidated Financial Statements"). Salaries and employee benefits decreased by $34,000 during the nine months ended December 31, 1996 compared to the same period in 1995. Occupancy expenses decreased by $14,000 and equipment and computer expenses decreased by $1,000 during the comparable periods. Deposit insurance assessments, exclusive of the one time assessment, were $15,000 lower during the nine months ended December 31, 1996, and advertising expenditures were $8,000 higher than during the nine months ended December 31, 1995. Postage and office supplies were $47,000 lower during the nine months ended December 31, 1996. The remaining other expense categories were reduced by $101,000 during the nine months ended December 31, 1996 compared to the comparable period in 1995. Reductions of $58,000 in consultant and management fees, and of $47,000 in ATM card issuance cost and $21,000 in goodwill amortization were partially offset by a loss of $59,000 on the sale of bank premises and equipment.

INCOME TAXES - Provisions for income taxes amounted to $704,000, or 51.6% of income before taxes during the nine months ended December 31, 1996, compared to $343,000, or 26.6% of income before taxes during the nine months ended December 31, 1995. The 1996 taxes in excess of statutory rates was the result of the Bank's inability to claim loan loss provisions for tax purposes as high as the expense recognized for book purposes during the nine months ended December 31, 1996 and because of other differences in income per books and taxable income. The low rate of income taxes during the nine months ended December 31, 1995 was primarily the result of loan growth enabling the Bank to claim greater loan loss provisions for tax purposes than for book purposes.

FINANCIAL CONDITION DECEMBER 31, 1996 COMPARED TO MARCH 31, 1996

The Company's total assets at December 31, 1996 were $412.9 million representing an increase of $17.1 million, or 4.3%, from March 31, 1996. Investment and mortgage-backed securities, including those classified as available for sale, increased by $11.9 million to $179.2 million at December 31, 1996 from $167.3 million at March 31, 1996. Net loans increased by $3.0 million to $209.9 million at December 31, 1996 compared to $206.9 million at March 31, 1996.

The loan growth, primarily in single family mortgage loans and in automobile loans, is indicative of the strength of the local economy. By policy, the Bank retains all adjustable rate loans and all fixed rate loans with terms of 20 years or less in its portfolio, and sells all fixed rate loans of terms exceeding 20 years. During the nine months ended December 31, 1996, customers showed a marked preference for the Bank's mortgage loan program offering loans at an interest rate which is fixed for ten years, then adjustable annually.

In July, 1996 the bank received a payoff on a (Cardinal Industries) multi-family housing loan. The loan, with a principal balance of $1,439,858 was carried as a criticized asset in the "other assets especially mentioned" category. The Bank received its full principal balance on the loan. During November 1996, the Bank received a negotiated settlement on two additional Cardinal Industries' impaired loans with principal balances of $3.1 million and carrying values of $2.6 million. The bank received slightly more than the carrying value of the loans and received the full amount of interest due. The Bank holds an additional three Cardinal Industries' loans with aggregate principal balances of $3.6 million; one of the three remaining loans with a principal balance of approximately $1.1 million is carried as an impaired loan and one with a principal balance of nearly $2.0 million is a troubled debt restructuring. The remaining loan is a 50% participation purchased and has performed according to the note terms.

Non-performing assets were at $4.4 million at December 31, 1996, compared to $6.9 million at March 31, 1996 and $8.3 million at December 31, 1995. As of December 31, 1996, the Bank's loan loss allowance was $2,072,383. Although no assurance can be provided, management believes this amount to be sufficient based upon historical averages and current trends. Based on management's analysis of classified assets, loss histories and future projections, the allowance for loan losses (presented below in tabular form) was deemed by management to be adequate at December 31, 1996. Figures presented for April 1, 1995 have been restated to reflect the reclassification of impaired loans from in-substance foreclosure back to loan categories pursuant to the provisions of Statement of Financial Accounting Standards No. 114 (FAS 114), which was adopted during the quarter ended June 30, 1995.

                                        1996            1995
                                     ----------      ----------
Balance, April 1                     $2,237,804      $2,093,491
Provision for loan losses                16,446         151,326
Net charge offs                        (181,867)        (36,029)
                                     ----------      ----------
Balance, December 31                 $2,072,383      $2,171,571

The loan growth and the increase in investment and mortgage-backed securities was funded through Federal Home Loan Bank advances which increased by $28.6 million to $97.0 million at December 31, 1996 compared to $68.3 million at March 31, 1996. Deposits decreased by $8.7 million to $271.3 million at December 31, 1996 compared to $280.0 million at March 31, 1996.

Total stockholders' equity decreased by $1.4 million to $40.1 million at December 31, 1996 from $41.5 million at March 31, 1996. The decrease was attributable to an increase of $641,000 in unrealized losses on securities available for sale, dividends paid of $448,000 and purchase of treasury stock at a cost of $1,389,000 during the nine months ended December 31, 1996. Increases resulted from the retention of earnings, reduction of employee stock ownership liability, vesting of restricted stock awards, and through the exercise of stock options resulting in the sale of 1,459 shares of treasury stock at $10 per share.

LIQUIDITY AND CAPITAL RESOURCES - The standard measure of liquidity for the thrift industry is the ratio of cash and eligible investments to a certain percentage of borrowings due within one year and net withdrawable deposit accounts. The minimum required level is currently set by OTS regulation at 5%. At December 31, 1996, the Bank's liquidity ratio was 9.22%. Historically, the Bank has maintained its liquid assets which qualify for purposes of the OTS liquidity regulations above the minimum requirements imposed by such regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt, and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At December 31, 1996, the Bank had $96,933,000 in such borrowings. As of that date, the Bank had commitments to fund loan origination's of approximately $1.5 million and commitments to purchase mortgage-backed securities in the amount of $8.4 million. The Company had no commitments to sell either loans or securities. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

The  following  table  sets  forth  the  Bank's   compliance  with  its  capital
requirements at December 31, 1996.

                                            Amount            Percent (*)
                                         -----------             -----
  Tangible Capital:
       Capital level                     $33,860,419             8.30%
       Requirement                         6,122,421             1.50%
                                         -----------             -----
       Excess                            $27,737,998             6.80%
                                         -----------             -----

  Core Capital:
       Capital level                     $33,860,419             8.30%
       Requirement                        12,244,843             3.00%
                                         -----------             -----
       Excess                            $21,615,576             5.30%
                                         -----------             -----

  Risk-Based Capital:
       Capital level                     $35,621,282            20.84%
       Requirement                        13,673,751             8.00%
                                         -----------            -----
       Excess                            $21,947,531            12.84%
                                         -----------           ------

(*) Tangible and core capital are computed as a percentage of adjusted total assets of $408,161,430. Risk-based capital is computed as a percentage of risk-weighted assets of $170,921,891.

SUPPLEMENTAL DATA
                                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                                        DECEMBER 31,        DECEMBER 31,
                                                    ------------------   -----------------
                                                      1996      1995      1996      1995
                                                      ----      ----      ----      ----
Weighted average interest rate earned on
  total interest-earning assets ..............        7.62%     7.44%     7.48%     7.33%
Weighted average cost of total
  interest-bearing liabilities ...............        5.16%     5.20%     5.08%     5.10%
Interest rate spread during period ...........        2.46%     2.24%     2.40%     2.23%


Net yield on interest-earning assets
  (net interest income divided by average
  interest-earning assets on annualized basis)        2.78%     2.68%     2.79%     2.67%
Total interest income divided by average
  total assets (on annualized basis) .........        7.22%     7.14%     7.32%     7.03%
Total interest expense divided by
  average total assets (on annualized basis) .        4.56%     4.57%     4.63%     4.47%
Net interest income divided by average
  total assets (on annualized basis) .........        2.66%     2.57%     2.69%     2.56%


Return on assets (net income divided by
  average total assets on annualized basis) ..        0.69%     0.35%     0.22%     0.35%
Return on equity (net income divided by
  average total equity on annualized basis) ..        7.17%     3.11%     2.16%     2.95%

Interest rate spread at end of period ........        2.36%     2.29%     2.36%     2.29%

                                                                Data as of
                                                        December 31,   March 31,
                                                            1996          1996
                                                           ------        ------
                                                               (IN THOUSANDS)
NONPERFORMING ASSETS:

  Loans:  Non-accrual ..............................       $2,255        $4,705
           Restructured ............................        2,137         2,165
                                                           ------        ------
  Total nonperforming loans ........................       $4,392        $6,870
  Real estate owned, net ...........................           14            22
  Other repossessed assets, net ....................           64            29
                                                           ------        ------
Total Nonperforming Assets .........................       $4,470        $6,921


Nonperforming assets divided by total assets .......         1.08%         1.75%
Nonperforming loans divided by total loans .........         2.09%         3.22%
Balance in Allowance for Loan Losses ...............       $2,072        $2,238

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

Under recently passed legislation, Section 593 of the Internal Revenue Code of 1986 has been repealed and the Bank will be permitted to use only the experience method of computing additions to its bad debt reserve. In addition, the Bank will be unable to make additions to its tax bad debt reserve, and will be permitted to deduct bad debts only as they occur. The legislation will not affect the Company's tax calculation during the current fiscal year. Management can not now predict the impact of the legislation on the results of operations in future fiscal years.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings
             None.

ITEM 2.  Changes in Securities
             None.

ITEM 3.  Defaults Upon Senior Securities
             None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
             None.

ITEM 5. Other Information
             None

ITEM 6.  Exhibits and Reports on Form 8-K
             (a)  Exhibits
                  None.
             (b)   Reports on Form 8-K
                  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PERMANENT BANCORP, INC.



DATE: February 12, 1997             By  /s/Donald P. Weinzapfel
                                        -----------------------
                                        Donald P. Weinzapfel,
                                        Chairman of the Board
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


DATE: February 12, 1997             By  /s/Joseph M. Schnapf
                                        --------------------
                                        Joseph M. Schnapf
                                        Chief Financial Officer
                                        (Principal Financial Accounting Officer)