Form 10-K
period 1997-03-31
PERMANENT BANCORP INC
filed 1997-06-30
CIK 916604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended March 31, 1997

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT   OF 1934 [NO FEE REQUIRED]

         For the transition period from                          to

                         Commission file number 0-23370

                             PERMANENT BANCORP, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                    35-1908797
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation  or organization)                     Identification No.)


   101 Southeast Third Street, Evansville, Indiana             47708
      (Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code: (812) 428-6800

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ].

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the NASDAQ National Market System as of June 24, 1997, was $24.25. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of June 24, 1997, there were issued and outstanding 2,097,140 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts I, II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 1997.

         Part III of Form 10-K - Portions of the Proxy Statement for 1997 Annual Meeting of Stockholders.

                                     PART I

Item 1.  Business

General

         Permanent Bancorp, Inc. (the "Company"), a Delaware corporation, was organized in December 1993 as a savings and loan holding company for Permanent Federal Savings Bank ("Permanent Federal" or the "Bank") in connection with the Bank's conversion from mutual to stock form which was completed on March 31, 1994 (the "Conversion"). Permanent Federal, the predecessor of which was originally organized in 1885, is a federally chartered savings bank headquartered in Evansville, Indiana. The Bank's deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (the "FDIC"). Through its main office and network of ten branch offices, the Company serves Vanderburgh, Gibson, Warrick, Posey and Dubois Counties, Indiana. At
March 31, 1997, the Company had total assets of $423.7 million, deposits of $280.8 million, and total stockholders' equity of $39.1 million (9.2% of total assets).

         Permanent Federal has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and uses these deposits, together with borrowings and other funds, primarily to originate one- to four-family residential mortgage loans as well as loans secured by multi-family and commercial real estate, automobile and other consumer loans. To a lesser extent, the Bank also originates a limited number of construction and commercial business loans. The Bank also invests in mortgage-backed and other securities. See "Lending Activities" and "Investment Activities."

         Through its service corporation, Perma Service Corp., the Bank also offers various types of insurance products and provides brokerage services. See "Service Corporation Activities."

         The executive office of the Company is located at 101 Southeast Third Street, Evansville, Indiana 47708. Its telephone number at that address is (812) 428-6800.

Lending Activities

         General. Historically, the Bank originated fixed-rate, one-to four-family mortgage loans. In the early 1980s, however, the Bank began to also originate, subject to market conditions, adjustable-rate mortgage ("ARM") loans for retention in its portfolio. At March 31, 1997, 69.6% of the Bank's loan portfolio was fixed-rate and 30.4% was adjustable-rate. The Bank's adjustable-rate loan portfolio as a percentage of the total loan portfolio has decreased from 42.9% at March 31, 1992 to 30.4% at March 31, 1997 as consumer demand for fixed-rate loans increased. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1997, attached hereto as Exhibit 13 (the "Annual Report").

         The Bank focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied, one-to four-family residences as well as multi-family and commercial real estate loans, automobile and other consumer loans. To a lesser extent, the Bank also originates a limited number of construction and commercial business loans. At March 31, 1997, the Bank's total loan portfolio, including commercial paper, totaled $212.6 million, of which $152.7 million, or 71.8%, were one- to four-family mortgage loans. At the same date, consumer loans (including indirect and direct automobile loans) totaled $44.9 million, or 21.1%, multi-family and commercial real estate loans totaled $12.1 million, or 5.7%, construction loans totaled $1.9 million, or 1.0%, and there was $1.0 million of commercial paper, representing 0.5% of the loan portfolio. Total loans and loans held for sale, net, as a percentage of total assets equaled 49.6% at March 31, 1997.

         The Bank also invests in mortgage-backed securities. At March 31, 1997, mortgage-backed securities, net, totaled $101.2 million, or 23.9% of total assets. See "Investment Activities -- Mortgage-Backed Securities."

         Loan applications are initially underwritten and approved at various levels of authority, depending on the type and amount of the loan, as established by the Board of Directors. Residential loans in excess of $250,000, commercial real estate loans in excess of $200,000 and commercial business loans in excess of $100,000 require the approval of the Board of Directors or the Senior Loan Committee consisting of three Bank officers and three non-employee directors.

         Prior to the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that the Bank was permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, was, with certain exceptions, limited to the lesser of 10% of the Bank's deposits or 100% of its regulatory capital. Effective August 9, 1989, the Bank's loans-to-one-borrower limit was reduced in accordance with FIRREA, generally to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At March 31, 1997, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $5.5 million. At March 31, 1997, the Bank had no loans with aggregate outstanding balances in excess of this amount.

         Management reserves the right to change its emphasis on the amount, or type of lending in which it engages to adjust to market or other factors.

         Portfolio Composition. The following table sets forth the composition of the Bank's loan and mortgage-backed securities portfolios (including loans held for sale) in dollar amounts and in percentages at the dates indicated.

                                                                                      At March 31,
                                                               1993                      1994                          1995
                                                     ----------------------      ---------------------       -----------------------
                                                       Amount      Percent        Amount     Percent          Amount        Percent
                                                      --------      ------        -------      ------        --------        ------
                                                                                (Dollars in Thousands)
Real Estate Loans:
 One- to four-family...........................       $126,275       70.58%      $127,958       66.62%       $133,864         67.62%
 Multi-family..................................         13,753        7.69         17,775        9.25          15,712          7.94
 Commercial real estate........................          7,339        4.10          6,733        3.50           5,052          2.55
 Construction or development...................          1,961        1.10          1,814        0.94           2,406          1.22
                                                      --------      ------        -------      ------        --------        ------
     Total real estate loans...................        149,328       83.47        154,280       80.31         157,034         79.33
                                                      --------      ------        -------      ------        --------        ------
Other Loans:
 Consumer Loans:
  Deposit account..............................          1,136        0.63            850        0.45           1,011          0.51
  Student......................................            ---         ---            ---         ---             ---           ---
  Automobile...................................         17,126        9.57         26,086       13.58          28,005         14.14
  Home improvement.............................            746        0.42            945        0.49           1,201          0.61
  Retail mobile home loans.....................          2,938        1.64          2,410        1.25           1,984          1.00
  Home equity and other........................          7,181        4.01          7,361        3.83           8,137          4.11
                                                      --------      ------       --------      ------        --------        ------
     Total consumer loans......................         29,127       16.27         37,652       19.60          40,338         20.37
 Commercial business loans.....................            468        0.26            174        0.09              96          0.05
 Term federal funds(1).........................            ---         ---            ---         ---             ---           ---
 Bankers' acceptances..........................            ---         ---            ---         ---             489          0.25
 Commercial paper..............................            ---         ---            ---         ---             ---           ---
     Total other loans.........................         29,595       16.53         37,826       19.69          40,923         20.67
                                                      --------      ------       --------      ------        --------        ------
     Total loans...............................       $178,923      100.00%      $192,106      100.00%       $197,957        100.00%
                                                      ========      ======       ========      ======        ========        ======
Less:
 Loans in process..............................            133                        107                          62
 Deferred fees and discounts...................            847                        649                         319
 Allowance for losses..........................          2,077                      2,110                       2,093
                                                      --------                   --------                    --------
 Total loans and loans held for sales, net.....       $175,866                   $189,240                    $195,483
                                                      ========                   ========                    ========
Mortgage-Backed Securities:
 FNMA..........................................       $ 10,045       12.87%      $ 13,500       17.83%       $ 16,684         21.61%
 GNMA..........................................         36,721       47.04         38,791       51.23          35,692         46.24
 FHLMC.........................................         31,297       40.09         23,428       30.94          24,812         32.14
                                                      --------      ------       --------      ------        --------        ------
    Total mortgage-backed
      securities...............................         78,063      100.00%        75,719      100.00%         77,188        100.00%
                                                                    ======                     ======                        ======
Net premiums and discounts.....................            632                        308                          55
                                                      --------                   --------                    --------
Net mortgage-backed securities.................       $ 78,695                   $ 76,027                    $ 77,243
                                                      ========                   ========                    ========
-------------------
(1) Represents short-term loans to other financial institutions.

                                                                    At March 31,
                                                  --------------------------------------------------
                                                          1996                        1997
                                                  ---------------------       ----------------------
                                                   Amount      Percent         Amount       Percent
                                                  --------      ------        --------        -----
                                                                (Dollars in Thousands)
Real Estate Loans:
 One- to four-family...........................   $144,155       68.85%       $152,655        71.82%
 Multi-family..................................     11,823        5.65           8,041         3.78
 Commercial real estate........................      4,787        2.29           4,034         1.90
 Construction or development...................      2,700        1.29           1,888          .89
                                                  --------      ------        --------        -----
     Total real estate loans...................   $163,465       78.08        $166,618        78.39
                                                  --------      ------        --------       ------
Other Loans:
 Consumer Loans:
  Deposit account..............................      1,148        0.55             940          .44
  Student......................................        ---         ---             ---          ---
  Automobile...................................     31,056       14.83          31,394        14.77
  Home improvement.............................      1,088        0.52           1,084          .51
  Retail mobile home loans.....................      1,595        0.76           1,240          .58
  Home equity and other........................      8,666        4.14          10,269         4.83
                                                  --------      ------        --------       ------
     Total consumer loans......................     43,553       20.80          44,927        21.13
 Commercial business loans.....................         57        0.03              52          .02
 Term federal funds(1).........................        ---         ---             ---          ---
 Bankers' acceptances..........................        299        0.14             ---          ---
 Commercial paper..............................      1,997        0.95             979          .46
     Total other loans.........................     45,906       21.92          45,958        21.61
                                                  --------      ------        --------       ------
     Total loans...............................   $209,371      100.00%       $212,576       100.00%
                                                  ========      ======        ========       ======
Less:
 Loans in process..............................         67                         (24)
 Deferred fees and discounts...................        156                         284
 Allowance for losses..........................      2,238                       2,126
                                                    ------                    --------
 Total loans and loans held for sale, net......   $206,910                    $210,190
                                                  ========                    ========

Mortgage-Backed Securities:
 FNMA..........................................   $ 21,286       22.62%      $  31,793        31.55%
 GNMA..........................................     31,949       33.96          27,160        26.95
 FHLMC.........................................     40,852       43.42          41,832        41.50
                                                    ------      ------        --------       ------
    Total mortgage-backed
      securities...............................     94,087      100.00%        100,785       100.00%
                                                                ======                       ======
Net premiums and discounts.....................         20                         448
                                                   -------                    --------
Net mortgage-backed securities.................    $94,107                    $101,233
                                                   =======                    ========
-------------------
(1) Represents short-term loans to other financial institutions.

      The following table sets forth the composition of the Bank's loan portfolio (including loans held for sale) by fixed and adjustable rates at the dates indicated.

                                                        1993                    1994                    1995
                                             ----------------------     --------------------    --------------------
                                                  Amount   Percent       Amount    Percent        Amount    Percent
Fixed-Rate Loans:                                                     (Dollars in Thousands)
 Real estate:
  One- to four-family.......................     $79,776     44.58%     $ 91,744     47.75%     $ 96,379     48.67%
  Multi-family..............................       7,638      4.27         8,792      4.58         7,029      3.55
  Commercial real estate....................       2,679      1.50         4,791      2.49         3,803      1.92
  Construction or development...............       1,930      1.08         1,800      0.94         2,392      1.21
                                                --------    ------      --------    ------      --------    ------
    Total real estate loans.................      92,023     51.43       107,127     55.76       109,603     55.35

  Consumer..................................      26,229     14.66        35,246     18.35        38,343     19.37
  Commercial business.......................         286      0.16            93       .05            74      0.04
  Term federal funds........................         ---       ---           ---       ---           ---       ---
  Bankers' acceptances......................         ---       ---           ---       ---           489      0.25
  Commercial paper..........................         ---       ---           ---       ---           ---       ---
                                                 -------     -----       -------     -----       -------     -----
    Total fixed-rate loans..................     118,538     66.25       142,466     74.16       148,509     75.01

Adjustable-Rate Loans:
 Real estate:
  One- to four-family.......................      46,499     25.99        36,214     18.85        37,485     18.94
  Multi-family..............................       6,115      3.42         8,983      4.68         8,683      4.39
  Commercial real estate....................       4,660      2.60         1,942      1.01         1,249      0.63
  Construction or development...............          31      0.02            14      0.01            14      0.01
                                                --------    ------      --------    ------      --------    ------
    Total real estate loans.................      57,305     32.03        47,153     24.55        43,431     23.97
 Consumer...................................       2,898      1.62         2,406      1.25         1,995      1.01
 Commercial business........................         182      0.10            81       .04            22      0.01
                                                --------    ------      --------    ------      --------    ------
     Total adjustable-rate
      loans.................................      60,385     33.75        49,640     25.84        49,448     24.99
                                                --------    ------      --------    ------      --------    ------
    Total loans.............................     178,923    100.00%      192,106    100.00%      197,957    100.00%
                                                            ======                  ======                  ======
Less:
 Loans in process...........................         133                     107                      62
 Deferred fees and discounts................         847                     649                     319
 Allowance for loan losses..................       2,077                   2,110                   2,093
                                                --------                --------                --------
    Total loans and loans held for sale, net    $175,866                $189,240                $195,483
                                                ========                ========                ========

                                                            1996                       1997
                                                 -----------------------    ---------------------
                                                   Amount       Percent        Amount     Percent
                                                  -------         -----     --------       -----
Fixed-Rate Loans:
 Real estate:
  One- to four-family.......................     $ 99,568         47.56%    $ 94,842       44.45%
  Multi-family..............................        3,271          1.56        2,687        1.26
  Commercial real estate....................        3,634          1.74        3,357        1.58
  Construction or development...............        2,686          1.28        1,855         .87
                                                  -------         -----     --------       -----
     Total real estate loans................      109,159         52.14      102,741       48.16

  Consumer..................................       43,405         20.73       44,450       20.91
  Commercial business.......................           57          0.03           52         .02
  Term federal funds........................          ---           ---          ---         ---
  Bankers' acceptances......................          299          0.14          ---         ---
  Commercial paper..........................        1,997          0.95          979         .46
                                                  -------         -----     --------       -----
     Total fixed-rate loans.................      154,917         73.99      148,222       69.55

Adjustable-Rate Loans:
 Real estate:
  One- to four-family.......................       44,588         21.30       57,813       27.36
  Multi-family..............................        8,552          4.08        5,354        2.52
  Commercial real estate....................        1,153          0.55          677         .32
  Construction or development...............           13          0.01           33         .02
                                                   ------         -----      -------       -----
     Total real estate loans................       54,306         25.94       63,877       30.22
 Consumer...................................          148          0.07          477         .23
 Commercial business........................          ---           ---          ---         ---
                                                   ------         -----      -------       -----
     Total adjustable-rate
      loans.................................      54,454         26.01        64,354       30.45
                                                  ------         -----       -------       -----
     Total loans............................      209,371       100.00%      212,576      100.00%
                                                                ======                    ======
Less:
 Loans in process...........................           67                        (24)
 Deferred fees and discounts................          156                        284
 Allowance for loan losses..................        2,238                      2,126
                                                 --------                   --------
     Total loans and loans held for sale, net    $206,910                   $210,190
                                                 ========                   ========

            The following table sets forth the maturities of the Bank's loan portfolio (excluding commercial paper) at March 31, 1997. Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table reflects scheduled principal amortization, but does not reflect possible prepayments or enforcement of due-on-sale clauses.

                                                          Real Estate
                       ----------------------------------------------------------------------------
                                                          Multi-family
                                                             and
                                                          Commercial               Construction
                         One- to four-family             Real Estate              or Development                 Consumer
                                      Weighted                  Weighted                   Weighted                    Weighted
                                      Average                    Average                    Average                     Average
                       Amount          Rate         Amount        Rate         Amount        Rate          Amount        Rate
                       -----------------------      ------ --------------      -------------------        ----------------------
                                                                 (Dollars in Thousands)
  Due During
 Years Ending
   March 31,
1998(1).........       28,400           8.18%         4,553        8.67%        1,832         8.56%          1,957         10.60%
1999 to 2002...         4,773           8.18          1,909        9.78            36         8.34          36,491          8.75
2003 to 2007...        49,948           7.62            590        9.69             7         8.50           5,670          9.62
2008 to 2017...        67,606           7.46          3,185        7.86            13         8.38             809         11.46
2017 and
 following.....         1,928           8.39          1,838        8.59           ---          ---             ---           ---

                             Commercial
                             Business                      Total
                                    Weighted                     Weighted
                                     Average                     Average
                        Amount         Rate          Amount        Rate
                        ----------------------      ---------------------
  Due During
 Years Ending
   March 31,
1998(1).........            3           9.75%        36,745        8.40%
1999 to 2002...            49          10.44         43,258        8.73
2003 to 2007...           ---            ---         56,215        7.84
2008 to 2017...           ---            ---         71,613        7.52
2017 and
 following.....           ---            ---          3,766        8.49

(1) Includes demand loans, loans having no stated maturity and overdraft loans.

         At March 31, 1997, the total amount of loans due after March 31, 1998 which had fixed interest rates was $155.0 million, while the total amount of loans due after such date which had floating or adjustable interest rates was $64.4 million.

         One- to Four-Family Residential Mortgage Lending. The Bank's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured primarily by property located in the Bank's primary market area. At March 31, 1997, the Bank had $152.7 million, or 71.8% of its loan portfolio invested in these loans.

         The Bank presently offers fixed-rate conventional mortgage loans, Federal Housing Administration ("FHA"), Veterans Administration ("VA") loans, and ARM loans. During fiscal 1995, the Bank introduced a 10-year adjustable-rate loan which features an initial 10-year fixed-rate that converts to a one-year adjustable-rate loan upon expiration of the initial fixed-rate period. The Bank's origination of fixed-rate mortgage loans as compared to ARM loans is determined on an on-going basis and is based on changes in market interest rates and consumer preference. Many borrowers have selected shorter-term 15-year fixed-rate mortgages recently, as a higher interest rate environment during fiscal 1995, 1996 and 1997 resulted in a decrease in traditional 30-year fixed-rate loans. The higher market rates resulted in increased activity for adjustable-rate, and decreased activity for fixed-rate, one- to four-family residential loans. Interest rates charged on fixed-rate loans are competitively priced according to local market conditions. The Bank's current policy is to sell all newly originated fixed-rate loans with terms of more than 20 years, as well as ARM loans converted to a fixed rate with a remaining term to maturity in excess of 20 years, and all FHA and VA loans. The Bank's prior policy was to sell the noted fixed-rate loans with terms in excess of 15 years. See "- Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities."

         The Bank currently makes adjustable-rate, one- to four-family residential mortgage loans in amounts of up to 97% of the appraised value or selling price of the security property, whichever is less. For loans with loan-to-value ratios of greater than 80%, the Bank typically requires private mortgage insurance to reduce the Bank's exposure to 75% of the appraised value or selling price of the security property. Adjustable-rate loans generally have interest rate adjustment limitations consisting of 2% annual adjustments and 6% lifetime adjustments, and are generally indexed to the weekly average yield of
U. S. Treasury securities adjusted to a constant maturity of one year.

         The retention of ARM loans in the Bank's loan portfolio helps the Bank to manage its exposure to changes in the interest rates. There are, however, unquantifiable credit risks relating to such loans resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, the ARM loans originated by the Bank generally provide, as a marketing incentive, for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially ("discounting"). These loans are subject to increased risk of default or delinquency due to this discounting. In addition, although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest rate sensitivity is limited by the periodic and lifetime interest rate adjustment limits, and by the ability of borrowers to refinance their loans if they perceive that the interest rate they are paying is too high. Accordingly, there can be no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds.

         In underwriting residential real estate loans, the Bank evaluates both the borrower's ability to make monthly payments, employment history, credit history and the value of the property securing the loan. Potential borrowers are qualified for fixed-rate loans based upon the initial or stated rate of the loan. Borrowers on adjustable-rate loans are currently qualified at an 8% rate or the fully-indexed rate after one year, whichever is higher.

         An appraisal of the security property from Board-approved independent fee appraisers is obtained prior to mortgage loan approvals. In connection with origination of residential real estate loans, the Bank currently requires that the borrower obtain title insurance, and fire, flood (if applicable) and casualty insurance to protect the Bank's interest.

         The Bank's residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid. The Bank on occasion has enforced due-on-sale clauses in its mortgage contracts.

         From 1991 to 1993, Permanent Federal increased its investment in mortgage-backed securities, while in fiscal 1994 and 1995, the amount of such securities remained relatively constant and again increased during fiscal 1996 and 1997. Although such securities are generally held for investment, they can serve as collateral for borrowings. For information regarding the carrying and market values of Permanent Federal's mortgage-backed securities portfolio, see
Note 3 of the Notes to Consolidated Financial Statements in the Annual Report. See also "Investment Activities - Mortgage-Backed Securities."

         Consumer Lending. The Bank considers consumer lending an integral component of its lending operations. Consumer loans generally have shorter terms to maturity (thus reducing Permanent Federal's exposure to changes in interest rates) and historically have carried higher rates of interest than do one- to four-family residential mortgage loans, although that is not currently the case. In addition, management believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At March 31, 1997, the Bank's consumer loan portfolio totaled $44.9 million, or 21.1% of its loan portfolio. The chief component of such loans consists of indirect and direct automobile paper, accounting for $31.4 million, or 69.9%, of the consumer loan portfolio at March 31, 1997. Under applicable federal law, the Bank is authorized to invest up to 35% of its assets in consumer loans.

         Permanent Federal offers a variety of secured consumer loans, including automobile, boat, home equity, home improvement, mobile home loans, loans secured by savings deposits and other consumer collateral. The Bank also offers a limited amount of unsecured loans. The Bank generally originates consumer loans in its market area. Although it has not done so in recent years, the Bank may also purchase consumer loans, generally within its market area. Consumer loan terms vary according to the type of collateral and length of contract. The Bank's consumer loans generally have fixed rates of interest.

         The  Bank  is  actively   engaged  in  indirect  dealer   financing  of
automobiles. Such indirect dealer loans are originated through automobile dealers located in, or in counties contiguous to, the Bank's market area and underwritten by the Bank's lending staff in accordance with the Bank's general standards for underwriting consumer loans. These loans are originated at fixed interest rates and are typically for terms of up to five years. At March 31, 1997, indirect dealer loans totaled $22.4 million, or 50.0%, of the Bank's consumer loan portfolio.

         At March 31, 1997, $9.2 million of the Bank's consumer loans consisted of home equity loans. The home equity loans are typically collateralized by second mortgages on owner-occupied, single-family mortgage loans.

         From 1987 to 1990, the Bank also purchased loans secured by mobile homes. Such loans were originated through a subsidiary of the Bank in association with two other savings institutions. The subsidiary created pools of mobile home loans it originated, and Permanent Federal and the other participating lenders each purchased a one-third interest in the pools. The Bank's mobile home loan portfolio as of March 31, 1997 was $1.2 million, or .6% of the Bank's loan portfolio. Mobile home loans are typically made at higher yields and for a shorter maturity than one- to four-family residential mortgage loans. The Bank's mobile home loans were typically made for terms of up to 15 years and all were one-year ARMs. At March 31, 1997, $50,116, or 4.0%, of the Bank's mobile home loan portfolio was non-performing.

         The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. In addition, the stability of the applicant's monthly income from primary employment is considered during the underwriting process. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as checking account overdraft privilege loans, or are secured by rapidly depreciable assets, such as automobiles, mobile homes and recreational vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

         Multi-Family and Commercial Real Estate Lending. The Bank has originated multi-family and commercial real estate loans in its lending area, and has purchased whole loan and participation interests in loans from other financial institutions in Indiana, and to a lesser extent, in Kentucky and Tennessee. At March 31, 1997, the Bank had multi-family and commercial real estate loans totaling $12.1 million, representing 5.7% of its loan portfolio.

         The majority of the Bank's multi-family and commercial real estate loans are secured by apartment buildings, as well as other types of property, including nursing homes, office buildings, motels and shopping centers. Some of the areas in which the security properties are located have experienced adverse economic conditions, including a general softening in the real estate markets and local economies, which resulted in increased delinquencies and loan losses during prior years, as described below. See "-- Cardinal Industries, Inc." and "Asset Quality."

         The table below sets forth by type of security property the Bank's multi-family and commercial real estate (including land) loans at March 31, 1997.

                                                                                Amount of
                                                          Outstanding        Non-Performing
                                           Number of       Principal         or Of Concern
                                             Loans          Balance               Loans
                                             -----          -------               -----
                                                      (Dollars in Thousands)
Apartment buildings.......................    16           $ 8,041              $3,023
Motels....................................     1             1,000                 ---
Small business facilities and office
  buildings...............................    14             2,552                 ---
Shopping centers..........................     1               482                 ---
                                             ---            ------              ------

  Total commercial and multi-family
   real estate loans......................    32           $12,075              $3,023
                                             ===           =======              ======

         At March 31, 1997, the Bank had a total of four multi-family and commercial real estate loans with an outstanding principal balances in excess of $1.0 million. With the exception of certain loans discussed under "-- Cardinal Industries, Inc." below, each of these loans was performing in accordance with its terms at March 31, 1997.

         Multi-family and commercial real estate loans originated by the Bank generally have terms ranging from ten to 20 years and up to 30 year amortization schedules. Rates on such loans generally either (i) adjust (subject, in some cases, to specified interest rate caps) at one, three or five year intervals to specified spreads over an index, (ii) float (subject, in some cases, to specified interest rate caps) with changes in a specified prime rate or (iii) carry fixed rates. Under the Bank's current loan policy, multi-family and commercial real estate loans (other than loans to facilitate) are written in amounts of up to 80% of the appraised value of the properties.

         Appraisals on properties securing multi-family and commercial real estate property loans originated by the Bank are performed by an independent appraiser approved by the Bank prior to the time the loan is made. All appraisals on multi-family and commercial real estate loans are reviewed by the Bank's management. In addition, the Bank's underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships and income projections for the property.

Historically, personal guarantees were not generally obtained for the Bank's multi-family and commercial real estate loans. While the Bank continues to monitor multi-family and commercial real estate loans on a regular basis after origination, updated appraisals are not normally obtained after closing unless the Bank believes that there are questions regarding the progress of the loan or the value of the collateral.

         Multi-family and commercial real estate loans generally present a higher level of credit risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired.

         Cardinal Industries, Inc. The Bank has a group of three loans totaling approximately $3.6 million in net book value to separate syndicated limited partnerships on three apartment complexes located in Indiana. The loans were originated from 1983 through 1988. Two of the loans are wholly-owned and one is a 50% participation with another Indiana savings institution. The general partner of these partnerships is Cardinal Industries, Inc. ("Cardinal") of Columbus, Ohio. On May 15, 1989, Cardinal, which is a general partner in these properties and not the borrower, filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result of Cardinal's financial difficulties, the terms of two of the three loans were restructured as of July 1, 1991. For accounting purposes, the two modified loans are considered "non-performing" assets, including one which is classified as a "troubled debt restructuring." Cardinal has since emerged from bankruptcy protection as a publicly held company and engages primarily in managing its apartment projects.

         Construction or Development Lending. The Bank makes a limited number of construction loans to individuals for the construction of their residences. The Bank generally requires that the customer have a general contractor. The Bank also makes loans to builders for presold and speculative single-family construction purposes and a limited number of multi-family and commercial construction loans. At March 31, 1997, the Bank's construction loan portfolio totaled $1.9 million (including a $264,000 loan on a low-income housing project), or 1.0% of its total loan portfolio. As of that date, all of these loans were secured by property located within the Bank's market area.

         Construction terms to individuals are generally made under the ARM program, although at a rate higher than that for a permanent ARM loan, with provisions for converting to a fixed-rate loan upon completion of the construction. Fixed-rate loans for construction purposes are limited to a maximum term of 15 years. During the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans except that the record of the builder is also considered.

         Construction loans to builders are written for a term of 18 months at a fixed rate of interest. Construction loans are obtained primarily through continued business from builders who have previously borrowed from the Bank, as well as referrals from existing customers. The application process includes a submission of accurate plans, specifications and costs of the project to be constructed. These items are also used as a basis for determining the appraised value of the subject property. Loans are based on the lesser of the current appraised value or the cost of construction (land plus building). From time to time, the Bank has lent funds for the development and subdivision of lots, although the Bank had no such loans in its portfolio at March 31, 1997.

         Commercial Business Lending. Federally chartered savings institutions, such as Permanent Federal, are authorized to make secured or unsecured loans and issue letters of credit for commercial, corporate, business and agricultural purposes and to engage in commercial leasing activities, up to a maximum of 10% of total assets.

         At March 31, 1997, Permanent Federal had $52,000 in commercial business loans outstanding (representing .02% of the Bank's total loan portfolio). At March 31, 1997, Permanent Federal had no letters of credit outstanding.

Originations, Purchases, Sales and Servicing of Loans and
Mortgage-Backed Securities

         The Bank originates real estate loans through marketing efforts, the Bank's customer base, walk-in customers and referrals from realtors and builders. The Bank originates both adjustable-rate and fixed-rate loans. Its ability to originate loans is dependent upon the relative demand for fixed-rate or ARM loans in the origination market, which is affected by the term structure (short-term compared to long-term) of interest rates, as well as the current and expected future level of interest rates and competition.

         During fiscal 1997, the Bank originated a total of $62.8 million in loans, of which total $37.3 million were fixed-rate and $25.5 million were adjustable-rate. Of the fixed-rate loans originated during the year, $11.3 million were one- to four-family real estate loans, $23.8 million were consumer loans and $2.2 million were construction loans. Of the adjustable-rate loans originated during the year, $20.7 million were one- to four-family real estate loans and $3.9 million were construction loans.

         The Bank's current policy is to sell all fixed-rate conventional loans that are originated or converted with terms of more than 20 years. Likewise, all FHA and VA loans are sold, irrespective of term. In contrast, all ARM loans, regardless of the term, are retained and other loans with terms of 20 years or less are also retained in the Bank's portfolio. Servicing is retained on all loan sales, except for FHA and VA mortgage loans.

During fiscal 1995, 1996 and 1997, the Bank sold $1.5 million, $3.3 million and $1.0 million of loans, respectively.

         With respect to the loans that the Bank sells, it is the policy of the Bank to sell current production of such loans as quickly as the loans are originated, unless it is determined to temporarily hold these loans until more favorable rates are available. However, it is the Bank's policy that in no event shall a loan continue to be held for sale if the price to be received on that loan drops below net 98 (98 cents on the dollar) or the maximum dollar loss on the sale of that loan would exceed $4,063, whichever comes first. In addition, the Bank's policy provides that any loan held for sale which bears a rate too high to sell in the secondary market without having to accept a discounted premium will continue to be held until such time as market conditions allow the loan to be sold without a premium discount.

         Government loans are committed for sale with a private investor the same day an application is received. The requirements for delivery are on a "best effort" basis, providing that if for any reason the loan does not close, there is no financial exposure to the Bank.

         The Board of Directors receives a monthly report identifying the number and dollar amount of mortgage loans not sold which present any potential interest rate risk exposure to the Bank. The report further details the current secondary market buy rates and the estimated gain or loss at such rates. The Bank attempts to limit any interest rate risk exposure created by commitments to make or sell loans by limiting the number of days between the commitment and closing, charging fees for commitments and managing the amount of its uncovered commitments outstanding at any one time.

         The Bank occasionally purchases loans and loan participations for one- to four-family, multi-family and commercial real estate loans. Such loans had a carrying value of approximately $9.1 million, $8.5 million and $7.1 million at March 31, 1995, 1996 and 1997, respectively.

         During  the  past  three   fiscal   years,   the  Bank  has   purchased
mortgage-backed securities in order to supplement loan demand. In fiscal 1995, the Bank purchased $11.1 million of mortgage-backed securities and purchased $30.2 million and $34.5 million of such securities in fiscal 1996 and 1997, respectively. The mortgage-backed securities purchased generally had fixed rates and maturities of up to 15 years and adjustable rates up to 30 years.
See "Investment Activities."

         The Bank had commitments to make loans, including participations, of approximately $800,000, $4.0 million and $1.6 million (excluding undisbursed portions of loans in process), at March 31, 1995, 1996 and 1997, respectively. In addition, the Bank had approximately $266,500, $0 and $104,000 in commitments to sell loans at March 31, 1995, 1996 and 1997, respectively.

         The amount of loans serviced by the Bank for others totaled $41.3 million, $37.9 million, and $34.3 million at March 31, 1995, 1996 and 1997, respectively.

         The Bank generally earns servicing fees of 25 basis points for servicing loans for others. For the years ended March 31, 1995, 1996 and 1997 such fees amounted to approximately $123,000, $104,000 and $101,000, respectively.

         The following table sets forth the loan origination, purchase and repayment activities of the Bank for the periods indicated.

                                                            1995          1996        1997
                                                           ------        ------      -----
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family.......................$ 9,754       $12,373     $20,717
              - multi-family..............................    ---          ---          ---
              - commercial real estate....................     75          ---          ---
              - construction..............................  1,736         2,147       3,865
  Non-real estate - consumer..............................    ---          ---          875
                  -commercial business....................     25           419         ---
                                                          -------       -------     -------

         Total adjustable-rate............................ 11,590        14,939      25,457

 Fixed rate:
  Real estate - one- to four-family.......................$15,806      $23,698      $11,303
              - multi-family..............................    ---          315          ---
              - commercial real estate....................    ---          ---          ---
              - construction..............................  2,903          341        2,205
  Non-real estate - consumer ............................. 21,097       25,312       23,772
                  -commercial business....................     30           19           16
                                                          -------      -------      -------
         Total fixed-rate................................. 39,836       49,685       37,296
         Total loans originated........................... 51,426       64,624       62,753

Purchases:
  Real estate - one- to four-family.......................$   ---      $   ---      $   ---
              - multi-family..............................    ---          ---          ---
              - commercial real estate....................    ---          ---          ---
              - construction..............................    ---          ---          ---
  Non-real estate - consumer..............................    ---          ---          ---
              - commercial business.......................    ---          ---          ---
              - commercial paper..........................    ---        1,974       17,741
              - bankers' acceptances......................  3,049        3,286          ---
                                                          -------      -------      -------
         Total loans purchased............................  3,049        5,260       17,741
 Mortgage-backed securities-fixed rate.................... 11,055       22,278        6,914
              - adjustable-rate...........................    ---        7,898       27,577
                                                          -------      -------      -------
         Total purchases.................................. 14,104       35,436       52,232
                                                          -------      -------      -------

                                                            1995          1996        1997
                                                           ------        ------      -----
Sales and Principal Repayments:
Sales:
Real estate - adjustable-rate one- to four-family......... $  ---      $  ---       $   ---
   - fixed-rate one- to four-family.......................  1,486       3,250           962
              - multi-family..............................    ---          ---          ---
              - commercial real estate....................    ---          ---          ---
              - construction..............................    ---          ---          ---
  Non-real estate - consumer..............................    ---          ---          ---
        - commercial business.............................    ---          ---          ---
                                                           ------      -------      -------
         Total loans sold.................................  1,486        3,250          962
  Mortgage-backed securities..............................    ---          743       11,143
                                                           ------      -------      -------
         Total sales......................................  1,486        3,993       12,105
Principal repayments...................................... 55,041       67,613       91,807
                                                           ------      -------      -------
         Total reductions................................. 56,527       71,606      103,912
Increase (decrease) in other items, net...................    ---          ---          ---
                                                          -------      -------      -------
         Net increase (decrease)..........................$ 9,003      $28,454      $11,073
                                                          =======      =======      =======

Asset Quality

         Loan Monitoring Procedures. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by real estate, a late notice is sent nine days after the scheduled payment date and a second notice is sent after 16 days. In the case of consumer loans, a late notice is sent five days after the scheduled payment date and a second notice is sent after ten days. If the delinquency is not cured by this time, contact with the borrower is made by phone. Additional written and verbal contacts or meetings with the borrower are made to the extent necessary. With respect to mortgage loans, if the delinquency is not cured by the 90th day, a 30-day default letter is sent and, once that period lapses, appropriate action to foreclose on the property is initiated. Interest income on loans at this point is reduced by the full amount of accrued and uncollected interest. If foreclosed, the property is sold at a sheriff's sale and typically is purchased by the Bank. Delinquent consumer loans are handled in a similar manner. If these efforts fail to bring the loan current, appropriate action may be taken to collect any loan payment that remains delinquent. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under Indiana consumer protection laws.

         Real estate acquired by Permanent Federal as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair value at the date of acquisition, and any write-down resulting therefrom is charged against the allowance for loan losses. Upon acquisition, all costs incurred in maintaining the property are expensed. However, costs relating to the development and improvement of the property are capitalized to the extent of net realizable value.

         Prior to the consummation of commercial real estate loans, financial information on the project and its principals are reviewed, and appraisals are obtained and reviewed. Subsequent balance sheets and operating statements are obtained and reviewed on at least an annual basis. On loans that indicate potential weaknesses, more frequent reviews are made.

         A committee of senior officers of the Bank periodically reviews large loans (generally, those with balances in excess of $100,000). The committee examines the borrower's financial statements and position, prior loan performance and any industry or economic trends which would potentially affect the borrower's operations or collateral values.

         Appraisals are obtained on properties that are transferred to real estate owned. The Bank performs periodic fair value computations using methodology consistent with that of an appraiser. For a description of the Bank's fair value computations for certain Cardinal loans, see "Lending Activities - Multi-Family and Commercial Real Estate Lending -- Cardinal Industries, Inc." Appraisals are assigned only to qualified appraisers located within or familiar with the location of the subject property. Net realizable value calculations are performed on all properties in either real estate owned or loans classified as impaired. The result of these calculations may indicate a writedown of the asset or specific reserve allowance.

         Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by management.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews problem loans and real estate acquired through foreclosure in its portfolio to determine whether such assets require classification in accordance with applicable regulations. Classified assets of the Bank at March 31, 1997, (without deduction for specific valuation allowances of $342,000) all of which are included in the table of non-performing assets.

                                                              At March 31,
                                                 ------------------------------------
                                                   1995          1996           1997
                                                 -------        -------        ------
                                                            (In Thousands)
Substandard (including real
 estate owned)...................................$ 5,146        $ 4,928        $2,965
Doubtful.........................................     13             91            87
Loss.............................................    ---            ---           ---
                                                 -------        -------        ------
     Total classified assets
      (including real estate
      owned).....................................$ 5,159        $ 5,019        $3,052
                                                 =======        =======        ======

Special mention..................................$ 8,635        $ 6,088        $4,587
                                                 -------        -------        ------
     Total classified assets
      (including real estate
      owned) and special
      mention....................................$13,794        $11,107        $7,639
                                                 =======        =======        ======


         The specific reserves established with respect to classified assets are included in the allowance for loan losses.

         Allowance for Loan Losses. The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                         At March 31,
                          ----------------------------------------------------------------------------------------------------------
                                1993                 1994                  1995                  1996                  1997
                          ------------------   ------------------     ------------------    -------------------    -----------------
                                     Percent              Percent               Percent                Percent              Percent
                                     f Loans             of Loans               of Loans               of Loans             of Loans
                                     in Each              in Each               in Each                in Each              in Each
                                    Category             Category               Category               Category             Category
                                    to Total             to Total               to Total               to Total             to Total
                          Amount     Loans     Amount      Loans       Amount    Loans       Amount     Loans      Amount     Loans
                          ------     -----     ------      -----       ------    -----       ------     -----      ------     -----
One- to four-
 family..................$    3      69.3%     $    1      67.0%      $    1      68.2%     $   90      69.4%     $   90      71.7%
Multi-family.............   378       9.4         493       9.4          210       7.9         166       5.5         183       3.8
Commercial real
 estate..................    90       4.2         ---       3.4          ---       2.9         ---       2.4         ---       1.9
Construction or
 development.............   ---       1.1         ---       0.9          ---       1.2         ---       1.3         ---       1.0
Consumer.................    10      15.7           4      19.2           18      19.7          50      20.3          68      21.1
Commercial business......   155       0.3         162       0.1          107       0.1         ---       ---         ---       ---
Bankers' acceptances.....   ---       ---         ---       ---          ---       ---         ---       0.1         ---       ---
Commercial paper.........   ---       ---         ---       ---          ---       ---         ---       1.0         ---        .5
Unallocated
  Consumer...............   278       N/A         362       N/A          382       N/A         456       N/A         454       N/A
  One- to four-family....   956       N/A         929       N/A          630       N/A         647       N/A         876       N/A
 Multi-family and
    commercial
    real estate..........   192       N/A         146       N/A          734       N/A         829       N/A         455       N/A
  Construction or
    development..........    15       N/A          13       N/A           11       N/A         ---       N/A         ---       N/A
                         ------     -----      ------     -----       ------     -----      -------    -----      ------     -----

     Total...............$2,077     100.0%     $2,110     100.0%      $2,093     100.0%     $2,238     100.0%     $2,126     100.00%
                         ======     =====      ======     =====       ======     =====      ======     =====      ======     ======


         The distribution of the allowance for loan losses is consistent with the Bank's accounting policy. See also "Lending Activities - Multi-Family and Commercial Real Estate Lending -- Cardinal Industries, Inc."

         Additional information concerning the quality of the Company's assets and allowance for loan losses is incorporated herein by reference to
"Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Annual Report.

Investment Activities

         General. Permanent Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At March 31, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 8.7%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" in the Annual Report and "Regulation - Liquidity."

         Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

         Generally, the investment policy of the Bank is to invest funds among various categories of investments and maturities based upon the Bank's liquidity needs, asset/liability management policies, investment quality and marketability and performance objectives.

         Securities. At March 31, 1997, Permanent Federal's securities totaled $85.2 million, or 20.1% of total assets. As of such date, the Bank also had a $5.2 million investment in FHLB stock, satisfying its requirement for membership in the FHLB of Indianapolis. It is the Bank's general policy to purchase securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade. At March 31, 1997, the average term to maturity or repricing of the securities portfolio was 7.0 years.

         OTS guidelines regarding investment portfolio accounting require institutions to categorize securities and certain other assets as "held to maturity", "available for sale" or "trading." The portion of the investment portfolio which is held with the intent to hold to maturity is accounted for on an amortized cost basis. Assets which are categorized as available for sale are carried at the lower of historical cost or market. At March 31, 1995 the Bank had $992,000 in securities "Available for Sale" and no securities identified as "Trading". The securities available for sale at March 31, 1995 had unrealized gains of $3,000. At March 31, 1996, the Bank had $73.2 million in securities available for sale and no securities identified as "trading." The securities available for sale at March 31, 1996 had net unrealized losses of $238,000. At March 31, 1997, the Bank had $85.2 million in securities available for sale and no securities identified as trading. The securities available for sale at March 31, 1997 had net unrealized losses of $1,840,000.

         The following table sets forth the composition of the Bank's securities portfolio (including securities held to maturity and available for sale) at the dates indicated.

                                                                  At March 31,
                                               1995                  1996                   1997
                                       -------------------    -------------------    -------------------
                                         Book       % of       Book        % of       Book        % of
                                         Value      Total      Value       Total      Value       Total
                                       -------      -----     -------      -----     -------      -----
                                                           (Dollars in Thousands)
Securities:
  U.S. government securities ....      $28,034       54.3%    $17,029       22.2%    $ 7,009        7.8%
  Federal agency obligations ....       20,984       40.6      54,648       71.2      78,171       86.5
  Municipal bonds and other .....           50        0.1       1,519        2.0          25       --
                                       -------      -----     -------      -----     -------      -----
     Subtotal ...................      $49,068       95.0%     73,196       95.4      85,205       94.3
FHLB stock ......................        2,571        5.0       3,504        4.6       5,193        5.7
                                       -------      -----     -------      -----     -------      -----
     Total securities and FHLB
      stock .....................      $51,639      100.0%    $76,700      100.0%    $90,398      100.0%
                                       =======      =====     =======      =====     =======      =====

Average remaining life of
 securities, excluding FHLB stock    1.6 years               5.7 years             7.0 years

Other interest-earning assets:
  Interest-bearing deposits
   with banks ...................      $ 1,159      100.0%    $    16      100.0%    $ 3,154      100.0%
                                       =======      =====     =======      =====     =======      =====
Average remaining life or
 term to repricing of
 securities and other interest-
 earning assets, excluding FHLB
 stock ..........................    1.6 years              5.7 years              6.7 years

     The following table sets forth as of March 31, 1997 the composition and maturities of the securities portfolio, excluding FHLB stock.

                                                                  At March 31, 1997
                                    ------------------------------------------------------------------------------
                                    Less Than          1 to 5          Over 5               Total Investment
                                      1 Year           Years           Years                   Securities
                                    Fair Value        eir Value      Fair Value      Fair Value     Amortized Cost
                                    ----------        ---------      ----------      ----------     --------------
                                                                  (Dollars in Thousands)
U.S. government
 securities........................   $4,005          $ 3,004         $              $ 7,009           $ 7,029
Federal agency
 obligations.......................    1,950           12,901          63,320         78,171            79,991
State and local
 government
 obligations and other.............       25                                              25                25
                                      ------          -------          ------        -------           -------
Total investment
 securities........................   $5,980          $15,905         $63,320        $85,205           $87,045
                                      ======          =======         =======        =======           =======

Weighted average
 yield.............................     5.94%            6.67%           7.38%          7.15%             6.99%

         At March 31, 1997 the Bank's securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding securities issued by the United States Government or its agencies.

         The Bank's securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made by authorized Bank officers within specified limits. At March 31, 1997, the Bank held $25,000 of such securities as held to maturity and $85.2 million as available for sale. See also Note [2] of the Notes to Consolidated Financial Statements in the Annual Report.

         Mortgage-Backed Securities. The Bank has a portfolio of mortgage-backed securities and has utilized such investments to complement its mortgage lending activities. See "Lending Activities - One- to Four-Family Residential Mortgage Lending." At March 31, 1997, the Bank's mortgage-backed securities totaled $101.2 million. At such date, the mortgage-backed securities portfolio consisted entirely of securities backed by loans insured or guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). At March 31, 1997, the Bank's portfolio consisted of $27.2 million in mortgage-backed securities held to maturity and $74.0 million available for sale. At such date, the portfolio had a weighted average interest rate of 6.71%.

         The following table sets forth the contractual maturities of the Bank's mortgage-backed securities held to maturity and available for sale at March 31, 1997.

                                                                                                       At
                                                                                                    March 31,
                                                                                                      1997
                           Less than                                                            --------------
                           6 Months         1 to          3 to 5       5 to 10       Over 10         Balance
                          to 1 Year         3 Years        Years        Years         Years        Outstanding
                         ------------    ------------   -----------  -----------   -----------  --------------
                                                         (Dollars in Thousands)
Federal Home Loan
 Mortgage Corporation      $585            $5,188         $5,773       $3,156        $27,261         $ 41,963

Federal National
 Mortgage Association       ---               122            ---        2,961         28,940           32,023

Government National
 Mortgage Association       ---               ---            ---          ---         27,247           27,247
                          -----            ------         ------       ------        -------         --------

     Total                 $585            $5,310         $5,773       $6,117        $83,448         $101,233
                           ====            ======         ======       ======        =======         ========

         For information regarding the carrying and market values of Permanent Federal's mortgage-backed securities portfolio, see Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.

         Under the OTS risk-based capital requirements, GNMA mortgage-backed securities have a zero percent risk weighting and FNMA, FHLMC and AA-rated mortgage-backed securities have a 20% risk weighting, in contrast to the 50% risk weighting carried by one- to four-family performing residential mortgage loans.

Sources of Funds

         General. The Bank's primary sources of funds are deposits, amortization and repayment of loan principal and interest (including mortgage-backed securities), maturities of securities, mortgage-backed securities and short-term investments, FHLB advances and funds provided from operations.

         Borrowings are used to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, to purchase investments and to support lending activities. At March 31, 1997, the Bank's borrowings included FHLB advances totaling $98.5 million, FHLB funds due April 1, 1997 of $1.2 million and securities sold under agreements to repurchase of $607,000. See "Borrowings" and Notes 8 and 9 of the Notes to Consolidated Financial Statements in the Annual Report.

         Deposits. Permanent Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook accounts, NOW, money market and other checking accounts and certificate accounts. The Bank relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. Permanent Federal solicits deposits from its market area only and does not solicit or accept brokered deposits.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. The ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The Bank believes that the recent trends in deposit migration represents an industry phenomenon and are not unique to the Bank. The Bank will continue to remain rate competitive on maturing deposits and to utilize FHLB advances as a funding alternative when necessary. During fiscal year 1995, the Bank experienced a net outflow of deposits, but had a net inflow during fiscal 1996 and fiscal 1997. The FHLB has recently introduced several new advance programs that offer variable rates or amortizing principal amounts specifically tied to funding one-to four-family residential loans. These advances have proven to be a less costly funding source after consideration of the cost of deposit insurance associated with traditional deposits.

      The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the periods indicated.

                                                                        At March 31,
                                            --------------------------------------------------------------------
                                                    1995                    1996                    1997
                                            -------------------     --------------------     -------------------
                                                       Percent                 Percent                  Percent
                                             Amount    of Total     Amount     of Total      Amount     of Total
                                             ------    --------     ------     --------      ------     --------
Transactions and Savings Deposits:

Commercial Demand                           $   649       0.24%     $   994         .35%    $   902       0.32%
Passbook Accounts (2.90-5.50%)               33,178      12.33       54,796       19.45      54,245      19.20
NOW Accounts (2.50-5.25%)                    25,379       9.43       25,371        9.00      24,046       8.51
Money Market Accounts (2.90-5.50%)           15,916       5.91       11,199        3.97      11,542       4.08
                                            -------      -----      -------     -------      ------      -----

Total Non-Certificates                       75,122      27.91       92,360       32.77      90,736      32.11
                                            -------      -----      -------     -------      ------      -----

Certificates:

 0.00 -  3.49%                                  590       0.22          389         .14         158       0.06
 3.50 -  5.49%                              101,813      37.83       85,124       30.21      81,947      29.00
 5.50 -  7.49%                               76,093      28.27       98,266       34.87     104,618      37.02
 7.50 -  9.49%                               13,011       4.83        3,869        1.37       3,295       1.17
 9.50 and above                                 891       0.33          ---         ---         ---        ---
                                           --------     ------      -------     -------     -------     ------

Total Certificates                          192,398      71.48      187,648       66.59     190,018      67.24
                                           --------     ------      -------     -------     -------     ------
Accrued Interest                              1,636       0.61        1,764         .64       1,809      0.65
                                           --------     ------      -------      ------     -------      ------
Total Deposits                             $269,156     100.00%    $281,772      100.00%   $282,563     100.00%
                                           ========     ======     ========      ======    ========     ======

    The following table sets forth the savings flows at the Bank during the periods indicated.

                                               Year Ended March 31,
                                    ----------------------------------------
                                      1995            1996            1997

Opening balance....                  285,180        $267,520        $280,008
Deposits...........                  420,227         405,665         566,909
Withdrawals........                  446,325         402,754         575,977
Interest credited..                    8,438           9,577           9,813
                                    --------        --------        --------

Ending balance.....                 $267,520        $280,008        $280,753
                                    ========        ========        ========

Net (decrease)
 increase..........                 $(17,660)       $ 12,488        $    745
                                    ========        ========        ========

Percent (decrease)
 increase..........                    (6.19)%          4.67%           0.26%
                                     ========       ========        ========

         The following table sets forth the rate and maturity information for the Bank's certificates of deposit as of March 31, 1997.

                                                0.00-      3.50-       5.50-      7.50-                       Percent
                                                3.49%      5.49%       7.49%      9.49%         Total        of Total
                                                -----      -----       -----      -----         -----        --------
                                                                    (Dollars in Thousands)

Certificate accounts maturing
in quarter ending:
June 30, 1997....................              $ 158     $14,913    $  9,253      $  146     $ 24,469          12.88%
September 30, 1997...............                ---      30,250      19,665         431       50,346          26.50
December 31, 1997................                ---       5,891       9,560         161       15,612           8.22
March 31, 1998...................                ---       6,622       3,546           2       10,170           5.35
June 30, 1998....................                ---       7,006       3,154         ---       10,160           5.35
September 30, 1998...............                ---       6,548       4,287         ---       10,835           5.70
December 31, 1998................                ---       2,868       8,309         ---       11,177           5.88
March 31, 1999...................                ---       3,777       9,497          28       13,302           7.00
June 30, 1999....................                ---       1,431       5,416         ---        6,847           3.60
September 30, 1999...............                ---         470       1,584         ---        2,054           1.08
December 31, 1999................                ---         149       1,411         ---        1,560           0.82
March 31, 2000...................                ---         416         922         ---        1,338           0.70
Thereafter.......................                ---       1,607      28,014       2,527       32,148          16.92
                                               -----      ------    --------       -----     --------          -----

   Total.........................              $ 158     $81,947    $104,618      $3,295     $190,018         100.00%
                                               =====     =======    ========      ======     ========         ======

   Percent of total..............               0.08%      43.13%      55.06%       1.73%      100.00%
                                                ====       =====       =====        ====       ======

     The following table indicates the amount of the Bank's certificates of deposit and public funds by time remaining until maturity as of March 31, 1997.

                                                           Maturity
                                                            Over          Over
                                             3 Months      3 to 6        6 to 12         Over
                                             or Less       Months        Months        12 months        Total
                                             -------       ------        ------        ---------        -----
                                                                      (In thousands)
Certificates of deposit less
 than $100,000.............................. $ 21,822      $ 44,798      $ 22,540      $ 79,572       $168,732

Certificates of deposit of
 $100,000 or more...........................    2,270         3,967         1,945         9,781         17,963

Public funds(1).............................      377         1,581         1,297            68          3,323
                                             --------      --------      --------      --------       --------

Total certificates of
 deposit.................................... $ 24,469      $ 50,346      $ 25,782      $ 89,421       $190,018
                                             ========      ========      ========      ========       ========
---------------
      (1)  Deposits from governmental and other public entities.

         Borrowings. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

         Permanent Federal may obtain advances from the FHLB of Indianapolis upon the security of its FHLB capital stock and certain of its mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At March 31, 1997 the Bank's FHLB advances totaled $98.5 million and its FHLB overnight borrowings totaled $1.2 million. See also Notes 8 and 9 of the Notes to Consolidated Financial Statements in the Annual Report.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.

                                                                  Year Ended March 31,
                                                        ------------------------------------
                                                           1995           1996          1997
                                                        --------        -------     --------
                                                                    (In Thousands)
Maximum Balance:
  FHLB advances........................................ $ 25,689        $68,303     $100,141
  Securities sold under
   agreements to repurchase............................      899            983        2,945
  FHLB overnight borrowings............................    1,526          2,127        1,710
                                                        --------        -------     --------
                                                        $ 28,114        $71,413     $104,796
                                                        ========        =======     ========
Average Balance:
  FHLB advances........................................ $ 20,101        $46,308     $ 92,604
  Securities sold under
   agreements to repurchase............................    1,474            530        1,485
  FHLB overnight borrowings............................      267          1,135          208
                                                        --------        -------     --------
                                                        $ 21,842        $47,973     $ 94,297
                                                        ========        =======     ========

         The following table sets forth certain information as to the Bank's FHLB advances and FHLB overnight borrowings at the dates indicated.

                                                                      At March 31,
                                                      -------------------------------------------
                                                        1995             1996              1997
                                                      --------         -------           --------
                                                                  (Dollars in Thousands)

FHLB advances........................................ $ 25,689         $68,303           $ 98,484
Securities sold under
 agreements to repurchase............................      899             555                607
FHLB overnight borrowings............................    1,526           2,127              1,187
                                                      --------         -------           --------

     Total borrowings................................ $ 28,114         $70,985           $100,278
                                                      ========         =======           ========

Weighted average interest
 rate of FHLB advances...............................     6.53%           5.77%              5.64%

Weighted average interest
 rate of securities sold
 under agreements to
 repurchase..........................................     4.60%           4.80%              5.19%

Weighted average interest rate
 of FHLB overnight borrowings........................      ---%            ---%               ---%
------------------
         (1) The FHLB funds  represent  checks written by the Bank on its demand account at the FHLB of Indianapolis  and $107,000 of borrowings under a
         $1 million  overdraft line of credit  agreement  with the FHLB.  Checks written  by the bank  include  $12.4  million  of  stock  subscriptions refundable in conjunction with the Conversion.

Service Corporation Activities

         Federal associations generally may invest up to 2% of their assets in service corporations, plus an additional 1% of assets if for community purposes. In addition, federal associations may invest up to 50% of their regulatory capital in conforming loans to service corporations in which they own more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

         Permanent Federal has one first-tier service corporation, Perma Service Corp. ("Perma Service"), located in Evansville, Indiana. Perma Service has approximately a 20% interest, along with four other financial institutions, in Family Financial Life Insurance Company ("FFLIC"), which underwrites various types of life and disability insurance and annuity programs. FFLIC reinsures a majority of the risk it underwrites with other insurers. Permanent Federal's share of FFLIC's net income for the year ended March 31, 1997 was $43,000.

         Perma Service also has one wholly owned subsidiary, Permanent Insurance Agency Inc. ("PIAI"), which offers, on an agency basis, casualty, life, accident, health, mortgage, disability, and consumer credit insurance. PIAI had a net loss of $25,000 for the year ended March 31, 1997.

         Through Perma Service, the Bank also provides brokerage services, on an agency basis, through INVESTTM.

Competition

         Permanent Federal faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks, other thrifts and mortgage companies. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

         The Bank attracts most of its deposits from Vanderburgh, Gibson, Warrick, Posey and Dubois Counties. Competition for those deposits is principally from commercial banks, other thrifts, credit unions and other financial intermediaries doing business in the same community. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates and convenient business hours. At June 30, 1996, the latest date for which information is available, the Bank's share of the savings market in its primary market area was 6.6%.

Regulation

         General. Permanent Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As the savings and loan holding company of the Bank, the Holding Company also is subject to federal regulation and oversight. The purpose of the regulation of the Holding Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund (the "SAIF") and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of Permanent Federal, for which reports have been issued, were as of December 1996 and April 1991, respectively. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. Financial institutions in various regions of the United States have been called upon by examiners to write down assets and to establish increased levels of reserves, primarily as a result of perceived weaknesses in real estate values and a more restrictive regulatory climate.

         All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Permanent Federal's OTS assessment for the fiscal year ended March 31, 1997, was $97,000.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

         The Bank's general permissible lending limit for loans-to-oneborrower is equal to 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 1997, the Bank's lending limit under this restriction was $5.3 million. At March 31, 1997, the Bank had no loans in excess of this limit. The Bank is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on matters such as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The Bank has not been required to submit a compliance plan.

         Insurance of Accounts and Regulation by the FDIC. The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., those with a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., those with core and Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to
 .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September, 1996. The legislation provides for a one-time assessment, to be imposed on all deposits assessed at the SAIF rates as of March 31, 1995. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate has been established at .657% of deposits by the FDIC and the resulting assessment of $1,766,185 was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Bank's results of operations for the year ended March 31, 1997. As a result of the special assessment, the Bank's deposit insurance premiums was reduced to .065% based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment was limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions is uncertain at this time, but are anticipated to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

Legislative Action

         On September 30, 1996, President Clinton signed into law the Economic Development and Regulatory paperwork Reduction Act of 1996 (the "Act"). The
Act's principal provisions relate to recapitalization of SAIF, but it also contains numerous regulatory relief measures, some of which are directly appliable to the Bank.

         Pursuant to the Act, as of January 1, 1997, commercial banks will be required to share in the payment of interst due on Financial Corporation ("FICO") bonds used to rescue the savings and loan industry in the 1980's. Annual FICO assessments to be added to deposit insurance premiums are expected to equal approximately 6.4 basis points for SAIF members and 1.3 basis points for BIF members from January 1, 1997 through December 31, 1999, and approximately 2.4 basis points for both BIF and SAIF members thereafter.

         Although this provision of the Act establishes a time frame for the eventual elimination of the thrift charter, it contains no provisions concerning the form the current thrift charter may be required to take. The Bank cannot determine at this time what effect this provision will have on financial position or operations.

         Finally, the Act contains several other provisions designed to reduce regulatory burdens associated with compliance with various consumer and other laws applicabale to the Company, including for example, provisions designed to coordinate the disclosure and other requirements under the Truth-in-Lending and Real Estate Settlement Procedures Act, modify certain insider lending restrictions, permit OTS to allow exemptions to anti-tying prohibitions an exempt certain transactions and simplilfy certain disclosures under the Truth-in-Lending Act.

         In addition, the United States Department of the Treasury recently released a form of proposed legislation that would restructure the regulation of the financial services industry, by among other things, eliminating the various restrictions on the ability of banks to affiliate with companies engaged in lines of business not generally currently permissible, such as securities and insurance activities. Although the Company believes that the form of legislation currently under consideration will not have a material adverse effect on the Company, the Company cannot determine, whether or in what form, such legislation will eventually be enacted or its effect on the Bank.

         Regulatory Capital Requirements. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At March 31, 1997, the Bank had no purchased mortgage servicing rights.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. At March 31, 1997, the Bank's service corporation, Perma Service, was an includable subsidiary; however, Perma Service's investment in FFLIC was not considered an includable investment and, accordingly, the Bank was required to deduct 100% of its investment in FFLIC from capital. At March 31, 1997, the nonincludable portion of the Bank's investment in FFLIC totaled $633,302. See also "Service Corporation Activities."

         At March 31, 1997, the Bank had tangible capital of $34.7 million, or 8.27% of adjusted total assets, which is approximately $28.4 million above the minimum requirement of 1.50% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At March 31, 1997, the Bank had no intangibles which were subject to these tests.

         At March 31, 1997, the Bank had core capital equal to $34.7 million, or 8.27% of adjusted total assets, which is $22.1 million above the minimum leverage ratio requirement of 3% in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank's only exclusion from capital and assets at March 31, 1997 was its investment in FFLIC.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         OTS Regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. Until the rule is finalized, no determination can be made of what, if any, impact this rule may have on the Bank.

         At March 31, 1997, the Bank had total capital of $36.5 million (including $34.7 million in core capital) and risk-weighted assets of $175.4 million (including $2.3 million in converted off-balance sheet assets) or total capital of 20.80% of risk-weighted assets. This amount was $22.5 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement actions by the OTS and the FDIC, including the appointment of a conservator or a receiver.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Bank's operations and profitability and the value of the Common Stock purchased in the Conversion. Holding Company shareholders do not have preemptive rights; and therefore, if the Holding Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

         Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions or requirements on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, savings associations, such as the Subsidiary Bank that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Permanent Federal may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "- Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

         Liquidity. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At March 31, 1997, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 8.71% and a short-term liquid assets ratio of 3.69%.

         Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these amended rules.

         OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

         Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 1997, the Bank met the test and has always met the test since it has been in effect.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

Community Reinvestment Act

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of Permanent Federal, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Permanent Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in September 1995 and received a rating of satisfactory.

         Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

         Holding Company Regulation. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as and will become subject to the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

         Federal Securities Law. The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Holding Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs ("FHLB System"), that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB which are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At March 31, 1997, the Bank had $5.2 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years, such dividends have averaged 8.01% and were 7.77% for fiscal year ended March 31, 1997. Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Permanent Federal's FHLB stock may result in a corresponding reduction in Permanent Federal's capital. For the fiscal year ended March 31, 1997, dividends paid by the FHLB of Indianapolis to the Bank totaled $383,691, which constitute a $166,039 increase over the amount of dividends received in the fiscal year ended March 31, 1996.

Federal and State Taxation

         Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

         Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         The percentage of specially computed taxable income that is used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") is 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permits qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

         If an association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constitute less than 60% of its total assets, the association may not deduct any addition to a bad debt reserve and generally must include existing reserves in income over a four-year period. No representation can be made as to whether the Bank will meet the 60% test for subsequent taxable years.

         Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At March 31, 1997, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to the Bank. It is not expected that these limitations would be a limiting factor in the foreseeable future.

         In August 1996, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the company does not believe that the legislation will have a material impact on the Company or the Bank.

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax, and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 1997, the Bank's Excess for tax purposes totaled approximately $6.0 million.

         The Bank and its subsidiary file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. The Company files consolidated federal income tax returns with the Bank and its subsidiary. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

         The Bank and its consolidated subsidiary have not been audited by the IRS with respect to consolidated federal income tax returns during the past seven years. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the financial condition, results of operations or liquidity of the Bank and its consolidated subsidiary.

         Change in Accounting for Income Taxes. Statement of Financial Accounting Standards No. 109, was issued by the Financial Accounting Standards Board ("FASB") in early 1992 and is required for fiscal years beginning after December 15, 1992. FASB No. 109 requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates.

         In December 1990, the FASB issued SFAS No. 106, "Employers" Accounting for Post-retirement Benefits Other Than Pensions." This statement will change the current practice of accounting for postretirement benefits on a cash basis by requiring accrual, during the years that the employee renders the necessary service, of the expected cost of providing those benefits to an employee. The Holding Company and the Bank were required to adopt this new method of accounting in fiscal 1993. The statement allows for two transition methods. The Holding Company and the Bank adopted this standard when required and the adoption of SFAS No. 106 had no material effect on the financial position and results of operations of either entity.

         Indiana Taxation. Indiana imposes a franchise tax on financial institutions at the rate of 8.5% of modified federal taxable income. The modifications to federal taxable income include an add-back of municipal interest and state and local property taxes and bad debt deductions are limited to actual net charge-offs. The franchise tax is imposed on a combined basis including the Company, the Bank and its subsidiary.

         Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Executive Officers of the Company and the Bank

         The following table sets forth certain information as of March 31, 1997 regarding the executive officers of the Company and the Bank who are not also directors.

   Name                    Age         Positions Held with the Company and the Bank
   ----                    ---         --------------------------------------------
Carl E. Root               50             Vice President and Secretary of the
                                           Company and Senior Vice President and
                                           Secretary of the Bank

George E. Orr              55             Senior Vice President of Bank

Seth P. Allen              38             Senior Vice President of the Bank

   Name                    Age         Positions Held with the Company and the Bank
   ----                    ---         --------------------------------------------
Richard A. Condi           43             Vice President of Bank

Joseph M. Schnapf          46             Chief Financial Officer of the Company
                                           and Vice President and Treasurer of
                                           the Bank

Glenna J. Kirsch           47             Vice President of Bank


         Officers are elected annually by the Board of Directors of the Bank. The business experience of each executive officer who is not also a director is set forth below.

         Carl E. Root. Effective March 31, 1995, Mr. Root became Vice President and Secretary of the Company and Senior Vice President and Secretary of the Bank. As Vice President and Secretary of the Company, Mr. Root is also responsible for investor relations. Mr. Root joined the Bank in 1989 and served as Senior Vice President, Treasurer and Chief Financial Officer from 1990 until April 1, 1995, when he assumed his current positions.

         George E. Orr. As Senior Vice President, Mr. Orr is primarily responsible for the planning and development of the Bank's data processing operations and manages the Bank's checking and proof of deposit departments. Mr. Orr joined the Bank in 1963 and was promoted to his current position in 1990.

         Seth P. Allen. Mr. Allen joined the Bank in January 1997 as Senior Vice President and Commercial Lending Officer. Mr. Allen served as Senior Vice President and Senior Lending Officer at Nashoba Bank in Memphis, Tennessee from October 1994 to January 1997. Prior to that, Mr. Allen was Vice President and Commercial Lending Officer at Deposit Guaranty National Bank in Jackson, Mississippi from January 1991 to October 1994.

         Richard A. Condi. Mr. Condi is Vice President in charge of one- to four-family mortgage lending. Mr. Condi joined the Bank in 1979 and has served in various capacities in the Bank's lending department before being promoted to his current position in January 1991.

         Joseph M. Schnapf. Mr. Schnapf joined the Bank in October 1991 as Vice President and Controller. Effective March 31, 1995, Mr. Schnapf was promoted to Chief Financial Officer of the Company as well as Vice President and Treasurer of the Bank. In this capacity, he manages the overall financial function of the Company and the Bank in collaboration with the Chief Executive Officer and is responsible for the Bank's financial accounting and reporting function. Mr. Schnapf is also responsible for establishing interest rates on all wholesale and retail funds and manages the Bank's liquidity and investment portfolio.

         Glenna J. Kirsch. Ms. Kirsch joined the Bank in 1980 and has held several positions at the institution, including Training Officer from 1991 until 1992. In 1992, Ms. Kirsch was appointed Savings Officer and in 1995 was promoted to Vice President. Currently, Ms. Kirsch is in charge of Deposit Operations and is responsible for managing checking, savings and certificate of deposit processing for the Bank.

Employees

         At March 31, 1997, the Bank had a total of 115 full-time and 19 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2. Properties

         The following table sets forth information concerning the main office and each branch office of the Bank at March 31, 1997. At March 31, 1997, the Bank's premises, office properties and equipment had an aggregate book value of approximately $6.4 million.

                                     Year     Owned or      Lease Expiration       Net Book
         Location                  Acquired    Leased            Date                Value
         --------                  --------    ------            ----                -----
                                                     (In Thousands)
Main (Downtown) Office

  101 Southeast Third Street         1963       Owned            N/A               $2,889
  Evansville, Indiana

Branch Offices

  University Heights
  4615 University Drive              1988       Owned            N/A                  401
  Evansville, Indiana

  Town Center
  201 Diamond Avenue                 1981       Owned            N/A                  366
  Evansville, Indiana

  Green River Road
  123 South Green River Road         1978       Owned            N/A                  270
  Evansville, Indiana

  North Brook
  3820 First Avenue                  1978      Leased       November 1997             145(1)
  Evansville, Indiana

  West Franklin Street
  2131 West Franklin Street          1960       Owned            N/A                  190
  Evansville, Indiana

  Ross Center
  2521 Washington Avenue             1950       Owned            N/A                  798
  Evansville, Indiana

  Fort Branch
  810 East Locust Street             1987       Owned            N/A                  378
  Fort Branch, Indiana

                                     Year     Owned or      Lease Expiration       Net Book
         Location                  Acquired    Leased            Date                Value
         --------                  --------    ------            ----                -----
                                                     (In Thousands)
  Jasper
  771 West Second Street             1991       Owned            N/A                  541
  Jasper, Indiana

  Newburgh
  4855 Highway 261 North             1976       Owned            N/A                  142
  Newburgh, Indiana

  Oakland City
  410 West Morton Street             1984       Owned            N/A                  256
  Oakland City, Indiana


         (1) The Bank owns this branch's building and leases the land.

         The Bank maintains depositor and borrower customer files on an on-line basis with BISYS, Inc. The net book value of the data processing and computer equipment utilized by the Bank at March 31, 1997 was $343,355.

Item 3.  Legal Proceedings

         Permanent Federal is involved as plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing Permanent Federal in the proceedings, that the resolution of these proceedings should not have a material effect on Permanent Federal's results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 1997.

                                     PART II


Item 5.  Market for the Registrant's Common Stock and Related
         Security Holder Matters

         Page 47 & 48 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.


Item 6.  Selected Financial Data

         Pages 3 and 4 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Pages 6 through 17 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.


Item 8.  Financial Statements and Supplementary Data

         Page 5 and 18 through 45 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.


Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         Information concerning Directors of the Registrant is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on July 22, 1997, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year. Information concerning the business experience of the executive officers of the Company and the Bank contained in Part I of this 10-KSB is incorporated by reference herein.

Compliance with Section 16(a) of the Exchange Act.

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with the exception of three executive officers covering one transaction each.

Item 11.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on July 22, 1997, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on July 22, 1997, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 13.  Certain Relationships and Related Transactions

         Information concerning certain relationships and transactions is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on July 22, 1997, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

         (a) (1)  Financial Statements:

         The following information appearing in the Registrant's Annual Report to Shareholders for the year ended March 31, 1997, is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.

                                                                       Pages in
                                                                        Annual
               Annual Report Section                                    Report
               ---------------------                                    ------

Independent Auditors' Report.............................................   18
Consolidated Statements of Financial Condition
  at March 31, 1997 and 1996............................................    19
Consolidated Statements of Income for the Years Ended
  March 31, 1997, 1996 and 1995.........................................    20
Consolidated Statements of Stockholders' Equity for the
  Years Ended March 31, 1997, 1996 and 1995.............................    21
Consolidated Statements of Cash Flows for Years Ended
  March 31, 1997, 1996 and 1995......................................... 22-23
Notes to Consolidated Financial Statements.............................. 24-45

         (a) (2)  Financial Statement Schedules:

         All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

         (a) (3)  Exhibits:

                                                                             Reference to Prior
   Regulation                                                                Filing or Exhibit
   S-K Exhibit                                                                Number Attached
     Number                         Document                                      Hereto
     ------                         --------                                      ------
       2                  Plan of acquisition, reorganization,                       None
                          arrangement, liquidation or
                          succession

       3 (i)              Articles of Incorporation                                     *
       3 (ii)             Bylaws                                                        *

       4                  Instruments defining the rights of                            *
                          security holders, including                       See also Exhibit 3
                          indentures

       9                  Voting trust agreement                                     None

      10                  Material contracts:

                          (a) 1993 Stock Option and                                     *
                              Incentive Plan

                          (b) Recognition and Retention Plan                            *

                          (c) Employment Agreement with                                 *
                              Donald P. Weinzapfel

                          (d) Director Deferred Compensation                           **
                              Agreement

                          (e) Employment Agreement with                               ***
                              Murray T. Brown

      11                  Statement re computation of                                None
                          per share earnings

      12                  Statements re computation of                      Not required
                          ratios

      13                  Annual Report to security holders                           13

      16                  Letter re change in certifying                    Not required
                          accountant

      18                  Letter re change in accounting                             None
                          principles

      19                  Previously unfiled documents                               None

      21                  Subsidiaries of the registrant                              21

                                                                             Reference to Prior
   Regulation                                                                Filing or Exhibit
   S-K Exhibit                                                                Number Attached
     Number                         Document                                      Hereto
     ------                         --------                                      ------
      22                  Published report regarding matters                         None
                          submitted to vote of security holders

      23                  Consents of experts and counsel                             23

      24                  Power of Attorney                                 Not required

      27                  Financial Data Schedule                           Not required

      28                  Information from reports                          Not required
                          furnished to state insurance
                          regulatory authorities

      99                  Additional Exhibits                               Not applicable

         *Filed as exhibits to the Company's Registration Statement on Form S-1 under the Securities Act of 1933, filed with the Securities and Exchange Commission on December 23, 1993 (Registration No. 33-73394). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

         **Filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 on June 29, 1995 (File No. 0-23370).


         ***Filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 on June 27, 1996 (File No. 0-23370)

                      (b)  Reports on Form 8-K:

                      No reports on Form 8-K were filed during the three month period ended March 31, 1997.

                                   SIGNATURES

                      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PERMANENT BANCORP, INC.


Date:   June 30, 1997                       By: /s/ Donald P. Weinzapfel
                                                ------------------------
                                                Donald P. Weinzapfel
                                                (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ Donald P. Weinzapfel                By: /s/ John R. Stone
    ------------------------                    -----------------
    Donald P. Weinzapfel,                       John R. Stone, Director
    Chairman of the Board,
         President and Chief
         Executive Officer (Principal
         Executive Officer)


Date: June 30, 1997                       Date: June 30, 1997




By: /s/ Daniel F. Korb                      By: /s/ Jack H. Kinkel
    ------------------                          ------------------
    Daniel F. Korb, Director                    Jack H. Kinkel, Director


Date: June 30, 1997                       Date: June 30, 1997



By: /s/ John W. Forster                     By: /s/James W. Vogel
    -------------------                         -----------------
    John W. Forster, Director                   James W. Vogel, Director


Date: June 30, 1997                       Date: June 30, 1997


By: /s/ Murray J. Brown                     By: /s/ Robert L. Northerner
    -------------------                         ------------------------
    Murray J. Brown, Director                   Robert L. Northerner, Director


Date: June 30, 1997                       Date: June 30, 1997

By: /s/ James D. Butterfield                By: /s/ Joseph M. Schnapf
    ------------------------                    ---------------------
    James D. Butterfield                        Joseph M. Schnapf, Chief
    Director                                    Financial Officer (Principal
                                                Financial and Accounting
                                                Officer)


Date: June 30, 1997                       Date: June 30, 1997



By: /s/ James A. McCarty, Jr.
    -------------------------
        James A. McCarty, Jr.
        Director



Date: June 30, 1997