Form 10-Q
period 1997-06-30
PERMANENT BANCORP INC
filed 1997-08-13
CIK 916604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997



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

As of August 1, 1997, there were 2,100,520 shares of the Registrant's Common Stock outstanding.

                     PERMANENT BANCORP, INC. AND SUBSIDIARY

                                    FORM 10-Q

                                      INDEX




PAGE NO.

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


                   Supplemental Data

                   Regulatory Developments

PART II.  OTHER INFORMATION

                   Signatures

                                       PERMANENT BANCORP, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    (UNAUDITED)


                                                                                  JUNE 30, 1997     MARCH 31, 1997
                                                                                  -------------      -------------
ASSETS:
    Cash ....................................................................     $  1,259,511     $  3,211,091
    Interest-bearing deposits ...............................................        1,431,337        3,153,385
                                                                                  ------------     ------------

    Total cash and cash equivalents .........................................        2,690,848        6,364,476

    Securities available for sale - at fair value (amortized cost $87,847,535
       and $87,020,254) .....................................................       86,934,874       85,180,313
    Mortgage-backed securities available for sale at fair value (amortized
       cost $81,993,498 and $74,846,178) ....................................       81,784,771       74,052,253
    Securities held to maturity (fair value $25,000 and $25,000) ............           25,000           25,000
    Mortgage-backed securities held to maturity (fair value $26,210,508
       and $27,197,070) .....................................................       25,992,279       27,180,891
    Other Investments .......................................................        1,177,922        1,056,036
    Loans (net of allowance for loan losses of $2,144,900 and $2,126,225) ...      214,399,547      210,189,422
    Interest receivable, net ................................................        3,188,188        3,539,085
    Office properties and equipment, net ....................................        7,966,635        6,968,587
    Real estate owned, net ..................................................           44,156           40,653
    Deferred income tax .....................................................          769,623        1,374,109
    Federal Home Loan Bank stock ............................................        5,414,000        5,192,600
    Cash surrender value of life insurance ..................................        1,571,265        1,552,875
    Goodwill (net of accumulated amortization of $1,782,328 and $1,741,967) .          579,588          326,198
    Other ...................................................................          700,384          655,833
                                                                                  ------------     ------------
TOTAL ASSETS ................................................................     $433,239,080     $423,698,331
                                                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
    Deposits ................................................................     $283,736,880     $280,753,353
    Federal Home Loan Bank advances .........................................      103,570,650       98,483,986
    Advance payments by borrowers for taxes and insurance ...................          510,038        1,014,598
    Other borrowed funds ....................................................        2,153,621        1,793,967
    Interest payable ........................................................        2,378,684        2,049,727
    Other ...................................................................        1,193,011          508,073
                                                                                  ------------     ------------
TOTAL LIABILITIES ...........................................................     $393,542,884     $384,603,704
                                                                                  ------------     ------------

                                       PERMANENT BANCORP, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    (UNAUDITED)
                                                    (continued)


                                                                                  JUNE 30, 1997     MARCH 31, 1997
                                                                                  -------------      -------------
STOCKHOLDERS' EQUITY
    Serial Preferred Stock ($.01 par value) Authorized and unissued -
      1,000,000 shares
    Common Stock ($.01 par value) Authorized - 9,000,000 shares; Issued -
       2,458,982 shares; Outstanding - 2,010,506 and 2,052,075 shares ......     $      24,590      $      24,590
    Additional paid-in capital .............................................        24,122,863         24,045,413
    Treasury Stock - 359,462 and 317,893 shares ............................        (6,479,106)        (5,547,823)
    Retained Earnings - substantially restricted ...........................        23,848,444         23,393,701
    Unrealized loss on securities available for sale, net of deferred tax of
       $(427,443) and $(1,043,275) .........................................          (664,704)        (1,590,591)
    ESOP Borrowing .........................................................          (892,688)          (952,200)
    Unearned compensation - restricted stock awards ........................          (263,203)          (278,463)
                                                                                 -------------      -------------
TOTAL STOCKHOLDERS' EQUITY .................................................     $  39,696,196      $  39,094,627
                                                                                 -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................     $ 433,239,080      $ 423,698,331
                                                                                 =============      =============

                                  See notes to consolidated financial statements

                          PERMANENT BANCORP, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (UNAUDITED)



                                                                   THREE MONTHS ENDED
                                                                       JUNE 30,
                                                              ---------------------------
                                                                  1997           1996
                                                              -----------     -----------

INTEREST INCOME:
    Loans ...............................................     $ 4,287,820     $ 4,117,639
    Mortgage-backed securities ..........................       1,659,951       1,526,338
    Investment securities ...............................       1,586,688       1,479,355
    Deposits ............................................          17,473          19,801
    Dividends on Federal Home Loan Bank stock ...........         101,905          82,984
                                                              -----------     -----------
                                                                7,653,837       7,226,117
                                                              -----------     -----------
INTEREST EXPENSE:
    Deposits ............................................       3,404,019       3,337,990
    Federal Home Loan Bank advances .....................       1,417,928       1,228,240
    Short-term borrowings ...............................          28,951           5,152
                                                              -----------     -----------
                                                                4,850,898       4,571,382
                                                              -----------     -----------
NET INTEREST INCOME .....................................       2,802,939       2,654,735
PROVISION FOR LOAN LOSSES ...............................          77,386          60,000
                                                              -----------     -----------
NET INTEREST INCOME AFTER LOAN LOSS
    PROVISION ...........................................       2,725,553       2,594,735
                                                              -----------     -----------
OTHER INCOME:
    Service charges .....................................         226,811         204,767
    Gain on sale of loans ...............................          19,371           2,997
    Net gain (loss) on real estate owned ................          13,241     $    (2,829)
    Commissions .........................................         127,686          95,313
    Gain (loss) on sale of investment and mortgage-backed
     securities .........................................           6,269          (5,835)
    Other ...............................................         103,657          56,741
                                                              -----------     -----------
                                                                  497,035         351,154
                                                              -----------     -----------

                          PERMANENT BANCORP, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (UNAUDITED)
                                        (continued)



                                                                   THREE MONTHS ENDED
                                                                       JUNE 30,
                                                              ---------------------------
                                                                  1997           1996
                                                              -----------     -----------

OTHER EXPENSE:
    Salaries and employee benefits ......................       1,122,767       1,025,563
    Deposit insurance assessments .......................          68,956         181,991
    Occupancy ...........................................         198,577         193,247
    Equipment ...........................................         163,472         159,511
    Computer service ....................................         125,083         130,111
    Advertising .........................................          88,914          85,200
    Postage and office supplies .........................          78,247          52,877
    Other ...............................................         277,422         206,186
                                                              -----------     -----------
                                                                2,123,438       2,034,686
                                                              -----------     -----------
INCOME BEFORE INCOME TAXES ..............................       1,099,150         911,203
INCOME TAX PROVISION ....................................         461,228         406,800
                                                              -----------     -----------
NET INCOME ..............................................     $   637,922     $   504,403
                                                              ===========     ===========

EARNINGS PER SHARE OF COMMON STOCK
    Primary .............................................     $      0.30     $      0.23
    Fully Diluted .......................................     $      0.30     $      0.23
WEIGHTED AVERAGE SHARES OUTSTANDING
    Primary .............................................       2,129,810       2,205,513
    Fully diluted .......................................       2,133,141       2,208,612

                      See notes to consolidated financial statements

                             PERMANENT BANCORP, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)


                                                                 THREE MONTHS ENDED JUNE 30,
                                                                ------------------------------
                                                                      1997             1996
                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .............................................    $    637,922     $    504,403
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation ...................................         133,007          121,965
            Deposit premium purchased ......................        (293,751)
            Amortization and  accretion ....................         135,066          174,219
            Vesting of restricted stock awards .............           4,760
            Provisions for loan and real estate owned losses          18,675           14,103
            (Gain) on sale of securities ...................          (7,770)         (11,624)
            Loss on sale of mortgage-backed securities .....                            2,412
            (Gain) on sale of loans ........................         (19,371)          (2,997)
            ESOP shares earned .............................          80,020           36,453
    Changes in assets and liabilities:
        Proceeds from the sales of loans ...................         619,431          222,982
        Origination of loans for resale ....................        (600,060)        (219,985)
        Other investments ..................................        (121,885)
        Interest receivable ................................         350,897         (282,862)
        Deferred income tax ................................          (3,532)        (317,998)
        Other assets .......................................         (44,552)        (189,230)
        Interest payable ...................................         328,957           49,107
        Other liabilities ..................................         684,938          652,058
                                                                 -----------      -----------
    Net cash provided by operating activities ..............       1,902,752          753,006
                                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Loans originated .......................................     (17,814,339)     (17,776,343)
    Loan principal repayments ..............................      15,732,151       19,443,018
    Proceeds from:
        Maturities of:
            Securities available for sale ..................       1,000,000        5,000,000
        Sales of:
            Securities available for sale ..................      10,961,520        5,528,233
            Mortgage-backed securities available for sale ..                        3,572,360
        Purchases of:
            Securities available for sale ..................     (11,825,781)     (29,988,750)
            Mortgage-backed securities available for sale ..      (9,634,234)      (1,014,099)
            Loans ..........................................      (3,204,199)      (3,695,083)
            FHLB Stock .....................................        (221,400)      (1,427,100)
            Office properties, equipment and land ..........      (1,131,056)        (198,029)
    Payments on mortgage-backed securities .................       3,704,484        4,780,729
    Increase in cash surrender value of life insurance .....         (18,390)         (10,743)
    Payments on real estate owned ..........................          (3,503)           8,439
                                                                 -----------      -----------
    Net cash used in investing activities ..................     (12,454,747)     (15,777,368)
                                                                 -----------      -----------

                             PERMANENT BANCORP, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                          (continued)


                                                                 THREE MONTHS ENDED JUNE 30,
                                                                ------------------------------
                                                                      1997             1996
                                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid ......................................     $   (157,113)     $   (111,852)
    Net change in deposits ..............................        2,983,527        (6,155,983)
    Receipts from FHLB advances .........................       71,150,000        41,000,000
    Payments on FHLB advances ...........................      (66,063,336)      (18,702,256)
    Principal repayment of ESOP borrowing ...............           59,513            59,512
    Advance payments by borrowers for taxes and insurance         (504,560)         (268,026)
    Net change in other borrowed funds ..................          359,654            (1,767)
    Purchase of treasury stock ..........................         (993,628)
    Sale of  common stock ...............................           44,310            10,983
                                                              ------------      ------------
    Net cash provided by financing activities ...........        6,878,367        15,830,611
                                                              ------------      ------------
NET  INCREASE  IN CASH AND CASH EQUIVALENTS .............       (3,673,628)          806,249
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........        6,364,476         4,916,421
                                                              ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............        2,690,848         5,722,670
                                                              ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest ........................................     $  3,094,621      $  3,334,841
        Income taxes ....................................          100,000            80,000

                        See notes to consolidated financial statements.

                     PERMANENT BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Permanent Bancorp, Inc. (the "Company"), its wholly owned subsidiary, Permanent Federal Savings Bank, its wholly owned subsidiary, Perma-Service Corp, and its wholly owned subsidiary, Permanent Insurance Agency, Inc. (collectively the "Bank"). All significant intercompany accounts and transactions have been eliminated. These consolidated interim financial statements at June 30, 1997 and for the three month periods ended June 30, 1997, and 1996, have not been examined by independent auditors, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods.

These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

2. CHANGES IN PRESENTATION - Certain amounts and items appearing in the financial statements for the quarter ended June 30,1996 have been reclassified to conform with the presentation presented for the period ended June 30, 1997.

3. FINANCIAL ACCOUNTING STANDARDS NO. 128 (FAS 128) "EARNINGS PER SHARE" - FAS 128 applies to financial statements for public companies for periods ending after December 15, 1997. Accordingly, the Company will adopt FAS 128 in the third quarter of fiscal 1998. This statement establishes new accounting standards for the calculation of basic earnings per share as well as diluted earnings per share.

The Company's basic and diluted earnings per share calculated in accordance with FAS 128 for the periods ended June 30, 1997 and 1996 is as follows:

                          Three Months Ended June 30,
                          ---------------------------
                              1997           1996
                              ----           ----
               Basic          .32            .24
               Diluted        .30            .23

The difference between basic and diluted earnings per share represents the dilutive impact of the Company's outstanding stock options.

4. FINANCIAL ACCOUNTING STANDARDS NO. 130 (FAS 130) "ACCOUNTING FOR COMPREHENSIVE INCOME" - FAS 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. FAS 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. FAS 130 is effective for fiscal years beginning after December 15, 1997. FAS 130 will receive reclassification of earlier financial statements for comparative purposes. Management has not yet determined the effect, if any, of FAS 130 on the consolidated financial statements.

5. FINANCIAL ACCOUNTING STANDARDS NO. 131 (FAS 131) "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" - FAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. FAS 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the effect, if any, of FAS 131 on the consolidated financial statements.

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

QUARTER ENDED JUNE 30, 1997 COMPARED TO JUNE 30, 1996

NET INTEREST INCOME - Net interest income before provision for loan losses increased by $148,000 or 5.6% for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996. This increase was primarily attributable to an increase in the average balances of interest earning assets.

Net interest income after provision for loan losses increased by $131,000, or 5.0% for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996. The increase was smaller than the increase in net interest income before provision for loan losses because of an increase in the loss provision reflecting actual and anticipated loan growth.

INTEREST INCOME - Total interest income for the three months ended June 30, 1997 increased $428,000, or 5.9%, from the three month period ended June 30, 1996. This increase was attributable to an increase of $22.1 million in average balances for the comparable periods.

INTEREST EXPENSE - Total interest expense increased by $280,000, or 6.1%, during the three months ended June 30, 1997 compared to the three months ended June 30, 1996. Average interest bearing liabilities increased by $27.9 million, but the cost of such liabilities decreased by 8 basis points, compared to the quarter ended June 30, 1996.

OTHER INCOME - Total other income increased by $146,000 during the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996. Service charges were $22,000 more and commissions were $32,000 more during the quarter ended June 30, 1997 than during the comparable quarter in 1996. During the quarter ended June 30, 1997 the Company earned profits on sales of loans of $19,000 compared to $3,000 during the quarter ended June 30, 1996 and recognized profits of $6,000 on sales of investment and mortgage-backed securities compared to losses of $6,000 during the quarter ended June 30, 1996. The Company recognized net gains on real estate owned of $13,000 during the current year quarter compared to net losses of $3,000 during the previous years quarter. The remaining other income accounts increased $47,000 during the current year quarter.

OTHER EXPENSE - Other expense increased a total of $89,000 during the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996. Salaries and employee benefits increased by $97,000 during the quarter ended June 30, 1997 compared to the same period in 1996, with $44,000 of the increase being higher expense recognition on the Company's employee stock ownership plan due to increased market value of Company stock. Occupancy expenses increased by $5,000 and equipment and computer expenses decreased by $1,000 during the comparable periods. Deposit insurance assessments were $113,000 lower during the quarter ended June 30, 1997, due to the recapitalization of the Federal Deposit Insurance Corporation Savings Association Insurance Fund while advertising expenditures were $4,000 higher than during the quarter ended June 30, 1996. Postage and office supplies were $25,000 higher during the quarter ended June 30, 1997. The remaining other expense categories were $71,000 higher during the quarter ended June 30, 1997 than during the quarter ended June 30, 1996, with the most significant change being an increase of $16,000 in legal expense.

INCOME TAXES - Provisions for income taxes amounted to $461,000, or 41.9% of income before taxes during the quarter ended June 30, 1997, compared to $407,000, or 44.6% of income before taxes during the quarter ended June 30, 1996.


FINANCIAL CONDITION JUNE 30, 1997 COMPARED TO MARCH 31, 1997

The Company's total assets at June 30, 1997 were $433.2 million representing an increase of $9.5 million, or 2.3%, from March 31, 1997. Investment and mortgage-backed securities, including those classified as available for sale, increased by $8.3 million to $194.7 million at June 30, 1997 from $186.4 million at March 31, 1997. Net loans increased by $4.2 million to $214.4 million at June 30, 1997 compared to $210.2 million at March 31, 1996.

During May, 1997 the Bank assumed the $5.7 million deposit liabilities and purchased the building and certain other assets of a branch of First Chicago/NBD Corp. located in Bell Oaks Shopping Center in Newburgh, Indiana. This Branch is located in what is widely considered the prime banking and commercial area of Newburgh, an upscale and rapidly growing community immediately east of Evansville. On September 19, 1997, the Bank's existing Newburgh Branch at Stonegate Square, will be closed and the accounts transferred to the new location.

The loan growth occurred in single family mortgage loans, commercial loans and through the purchase of commercial paper. Consumer loans decreased by $2.1 million during the quarter. By policy, the Bank retains all adjustable rate loans and all fixed rate loans with terms of 20 year or less in its portfolio, and sells all fixed rate loans of terms exceeding 20 years.

Non-performing assets were at $4.7 million at June 30, 1997, and at March 31, 1997, compared to $6.9 million at June 30, 1996. As of June 30, 1997, the Bank's loan loss allowance was $2,107,538. Although no assurance can be provided, management believes this amount to be sufficient based upon historical averages and current trends. Based on management's analysis of classified assets, loss histories and future projections, the allowance for loan losses (presented below in tabular form) was deemed by management to be adequate at June 30, 1997.

                                                   1997                 1996
                                               -----------          -----------
Balance, April 1 .....................         $ 2,126,225          $ 2,237,804
Provision for loan losses ............              77,386               60,000
Net charge offs ......................             (58,711)             (45,897)
                                               -----------          -----------
Balance, June 30 .....................         $ 2,144,900          $ 2,251,907

The loan growth and the increase in investment and mortgage-backed securities was funded through Federal Home Loan Bank advances which increased by $5.1 million to $103.6 million at June 30, 1997 compared to $98.5 million at March 31, 1997, and deposits which increased by $2.9 million to $283.7 million at June 30, 1997 compared to $280.8 million at March 31, 1997.

Total stockholders' equity increased by $600,000 to $39.7 million at June 30, 1997 from $39.1 million at March 31, 1997. The increase was attributable to a decrease of $926,000 in unrealized losses on securities available for sale, retention of earnings, reduction of Employee Stock Ownership Plan liability, vesting of restricted stock awards and through the exercise of stock options. Decreases in stockholders' equity resulted from the repurchase of stock and the payment of dividends.

LIQUIDITY AND CAPITAL RESOURCES - The standard measure of liquidity for the thrift industry is the ratio of cash and eligible investments to a certain percentage of borrowings due within one year and net withdrawable deposit accounts. The minimum required level is currently set by OTS regulation at 5%. At June 30, 1997, the Bank's liquidity ratio was 11.44%. Historically, the Bank has maintained its liquid assets which qualify for purposes of the OTS liquidity regulations above the minimum requirements imposed by such regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt, and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At June 30, 1997, the Bank had $103.6 million in such borrowings. As of that date, the Bank had commitments to fund loan origination's and purchase investment securities of approximately $7.4 million. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

The  following  table  sets  forth  the  Bank's   compliance  with  its  capital
requirements at June 30, 1997.

                                                      Amount           Percent (*)
                                                   -----------           -----
Tangible Capital:
     Capital level ....................            $35,258,815            8.20%
     Requirement ......................              6,450,915            1.50%
                                                   -----------           -----
     Excess ...........................            $28,807,900            6.70%
                                                   -----------           -----

Core Capital:
     Capital level ....................            $35,550,118            8.26%
     Requirement ......................             12,910,570            3.00%
                                                   -----------           -----
     Excess ...........................            $22,639,548            5.26%
                                                   -----------           -----

Risk-Based Capital:
     Capital level ....................            $37,334,872           20.57%
     Requirement ......................             14,518,452            8.00%
                                                   -----------           -----
     Excess ...........................            $22,816,420           12.57%
                                                   -----------           -----

(*) Tangible capital is computed as a percentage at adjusted total assets of $430,061,027. Core capital is computed as a percentage of adjusted total assets of $430,352,330. Risk-based capital is computed as a percentage of risk-weighted assets of $181,480,649.

SUPPLEMENTAL DATA
                                                                 Three Months Ended
                                                                       June 30,
                                                                 ------------------
                                                                  1997        1996
                                                                  ----        ----
Weighted average interest rate earned on
  total interest-earning assets ........................          7.46%       7.52%
Weighted average cost of total
  interest-bearing liabilities .........................          5.04%       5.12%
Interest rate spread during period .....................          2.42%       2.40%


Net yield on interest-earning assets
  (net interest income divided by average
  interest-earning assets on annualized basis) .........          2.73%       2.76%
Total interest income divided by average
  total assets (on annualized basis) ...................          7.15%       7.16%
Total interest expense divided by
  average total assets (on annualized basis) ...........          4.53%       4.53%
Net interest income divided by average
  total assets (on annualized basis) ...................          2.62%       2.63%


Return on assets (net income divided by
  average total assets on annualized basis) ............          0.60%       0.50%
Return on equity (net income divided by
  average total equity on annualized basis) ............          6.48%       4.94%

Interest rate spread at end of period ..................          2.38%       2.44%

                                                                 Data as of
                                                          June 30,       March 31,
                                                           1997            1997
                                                           ------        ------
                                                              (IN THOUSANDS)
NONPERFORMING ASSETS:

  Loans:  Non-accrual ..............................       $2,483        $2,463
           Restructured ............................        2,118         2,128
                                                           ------        ------
  Total nonperforming loans ........................       $4,601        $4,591
  Real estate owned, net ...........................           44            41
  Other repossessed assets, net ....................           77            58
                                                           ------        ------
Total Nonperforming Assets .........................       $4,722        $4,690


Nonperforming assets divided by total assets .......         1.09%         1.11%
Nonperforming loans divided by total loans .........         2.14%         2.18%
Balance in Allowance for Loan Losses ...............       $2,145        $2,126

                             REGULATORY DEVELOPMENTS

Legislation Regarding Bad Debt Reserves - Under Section 593 of the Internal Revenue Code of 1986, as amended (the "Code"), thrift institutions such as the Bank, which meet certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish a tax reserve for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Company's deduction with respect to "qualifying loans", which are generally loans secured by certain interests in real property, could previously be computed using an amount based on the Company's loss experience (the "experience method"), or a percentage equal to 8.0% of the Company's taxable income (the "percentage of taxable income method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

Under recently passed legislation, Section 593 of the Internal Revenue Code of 1986 has been repealed and the Bank will be permitted to use only the experience method of computing additions to its bad debt reserve. In addition, the Bank will be unable to make additions to its tax bad debt reserve, and will be permitted to deduct bad debts only as they occur. The legislation will affect the Company's tax calculation during the current fiscal year. Management can not now predict the impact of the legislation on the results of operations in the current or future fiscal years.

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

ITEM 3.  Defaults Upon Senior Securities
             None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
             None

ITEM 5.  Other Information
             None

ITEM 6.  Exhibits and Reports on Form 8-K
             (a)  Exhibits
                  None.

             (b)  Reports on Form 8-K

                  A Form 8-K was filed on April 15, 1997, with the Securities and Exchange Commission, regarding a press release dated April 15, 1997, announcing the date of the registrant's annual meeting and the record date for voting purposes.

                  A Form 8-K was filed on April 30, 1997, with the Securities and Exchange Commission, regarding changes to the registrant's bylaws and a press release dated April 28, 1997 announcing the adoption of a bylaw amendment concerning director qualifications and an extension of time period for shareholders to submit nominations for directors for the July 22, 1997 Annual Meeting of Shareholders to June 17, 1997 and a press release dated April 28, 1997 announcing a bylaw amendment increasing the number of directors from nine to ten and the appointment of Murray J. Brown as director to fill the newly created directorship.

                  A Form 8-K was filed on May 27, 1997, with the Securities and Exchange Commission, regarding a press release dated May 19, 1997, announcing the completion of its assumption of deposit liabilities and its acquisition of certain assets associated with the branch of NBD Bank, N.A. in Newburgh, Indiana.

                  A Form 8-K was filed on May 29, 1997, with the Securities and Exchange Commission, regarding a press release dated May 22, 1997, announcing an increase in dividends to $.10 per share for the quarter ending June 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PERMANENT BANCORP, INC.



DATE: AUGUST 13, 1997            By  /s/ Donald P. Weinzapfel,
                                     -------------------------
                                     Donald P. Weinzapfel,
                                     Chairman of the Board
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


DATE:  AUGUST 13, 1997           By  /s/ Joseph M. Schnapf
                                     Joseph M. Schnapf
                                     Chief Financial Officer
                                     (Principal Financial Accounting
                                     Officer)