Form 10-Q
period 1997-09-30
PERMANENT BANCORP INC
filed 1997-11-12
CIK 916604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997



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

                                Yes [ X ] No [ ]

As of October 7, 1997, there were 2,103,105 shares of the Registrant's Common Stock outstanding.

                     PERMANENT BANCORP, INC. AND SUBSIDIARY

                                    FORM 10-Q

                                      INDEX





PART  I.  FINANCIAL INFORMATION

   Item 1.      Financial Statements (unaudited)

                        Consolidated Statements of Financial Condition .........

                        Consolidated Statements of Income ......................

                        Consolidated Statements of Cash Flows ..................

                        Notes to Consolidated Financial Statements  ............

   Item 2.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations  ...................


                   Supplemental Data  ..........................................

                   Regulatory Developments......................................

PART II.  OTHER INFORMATION  ...................................................
                   Signatures  .................................................

                                        PERMANENT BANCORP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                     (UNAUDITED)


                                                                                  SEPTEMBER 30,1997   MARCH 31, 1997
                                                                                    -------------      -------------
Cash ..........................................................................     $   4,114,126      $   3,211,091
Interest-bearing deposits .....................................................            26,510          3,153,385
                                                                                    -------------      -------------

Total cash and cash equivalents ...............................................         4,140,636          6,364,476

Securities available for sale - at fair value (amortized cost $85,851,253
   and $87,020,254) ...........................................................        85,656,281         85,180,313
Mortgage-backed securities available for sale at fair value (amortized
   cost $81,580,475 and $74,846,178) ..........................................        81,845,349         74,052,253
Securities held to maturity (fair value $0 and $25,000) .......................              --               25,000
Mortgage-backed securities held to maturity (fair value $25,117,433
   and $27,197,070) ...........................................................        24,818,609         27,180,891
Other Investments .............................................................         1,447,670          1,056,036
Loans (net of allowance for loan losses of $2,183,882 and $2,126,225) .........       215,689,670        210,189,422
Interest receivable, net ......................................................         3,541,786          3,539,085
Office properties and equipment, net ..........................................         7,863,559          6,968,587
Real estate owned, net ........................................................            22,001             40,653
Deferred income tax ...........................................................           299,118          1,374,109
Federal Home Loan Bank stock ..................................................         5,466,000          5,192,600
Cash surrender value of life insurance ........................................         1,589,655          1,552,875
Goodwill (net of accumulated amortization of $1,825,136 and $1,741,967) .......           536,780            326,198
Other .........................................................................           651,268            655,833
                                                                                    -------------      -------------
                                                                                    $ 433,568,382      $ 423,698,331
                                                                                    =============      =============


Deposits ......................................................................     $ 278,921,694      $ 280,753,353
Federal Home Loan Bank advances ...............................................       107,061,260         98,483,986
Advance payments by borrowers for taxes and insurance .........................           920,412          1,014,598
Other borrowed funds ..........................................................         2,338,202          1,793,967
Interest payable ..............................................................         2,072,197          2,049,727
Other .........................................................................         1,228,642            508,073
                                                                                    -------------      -------------
                                                                                    $ 392,542,407      $ 384,603,704
                                                                                    -------------      -------------

                                        PERMANENT BANCORP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                     (UNAUDITED)
                                                     (continued)


                                                                                  SEPTEMBER 30,1997   MARCH 31, 1997
                                                                                    -------------      -------------
Serial Preferred Stock ($.01 par value) Authorized and unissued -
  1,000,000 shares
Common Stock ($.01 par value) Authorized - 9,000,000 shares; Issued -
   2,458,982 shares; Outstanding - 2,013,791 and 2,052,075 shares .............     $      24,590      $      24,590
Additional paid-in capital ....................................................        24,208,440         24,045,413
Treasury Stock - 356,177 and 317,893 shares ...................................        (6,427,005)        (5,547,823)
Retained Earnings - substantially restricted ..................................        24,265,803         23,393,701
Unrealized gain (loss) on securities available for sale, net of deferred tax of
   $34,808 and $(1,043,275) ...................................................            50,525         (1,590,591)
ESOP Borrowing ................................................................          (833,175)          (952,200)
Unearned compensation - restricted stock awards ...............................          (263,203)          (278,463)
                                                                                    -------------      -------------
                                                                                    $  41,025,975      $  39,094,627
                                                                                    -------------      -------------

                                                                                    $ 433,568,382      $ 423,698,331
                                                                                    =============      =============



See notes to consolidated financial statements.

                                            PERMANENT BANCORP, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                         (UNAUDITED)


                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                                          ------------------------------      ------------------------------
                                                               1997              1996              1997              1996
                                                          ------------      ------------      ------------      ------------
Loans ...............................................     $  4,372,781      $  4,196,681      $  8,660,601      $  8,314,320
Mortgage-backed securities ..........................        1,818,734         1,435,494         3,478,685         2,961,832
Investment securities ...............................        1,465,321         1,671,767         3,052,009         3,151,122
Deposits ............................................           14,372            34,583            31,845            54,384
Dividends on Federal Home Loan Bank stock ...........          112,875            97,715           214,780           180,699
                                                          ------------      ------------      ------------      ------------
                                                             7,784,083         7,436,240        15,437,920        14,662,357
                                                          ------------      ------------      ------------      ------------

Deposits ............................................        3,419,637         3,358,373         6,823,656         6,696,363
Federal Home Loan Bank advances .....................        1,564,765         1,311,562         2,982,693         2,539,802
Short-term borrowings ...............................           16,876            41,260            45,827            46,412
                                                          ------------      ------------      ------------      ------------
                                                             5,001,278         4,711,195         9,852,176         9,282,577
                                                          ------------      ------------      ------------      ------------
                                                             2,782,805         2,725,045         5,585,744         5,379,780
                                                                75,164            88,486           152,550           148,486
                                                          ------------      ------------      ------------      ------------

PROVISION ...........................................        2,707,641         2,636,559         5,433,194         5,231,294
                                                          ------------      ------------      ------------      ------------

Service charges .....................................          233,675           214,404           460,486           419,171
Gain on sale of loans ...............................           29,258             1,865            48,629             4,862
Net gain on real estate owned .......................           27,436             5,020            40,677             2,191
Commissions .........................................          171,837           162,588           299,523           257,901
Gain on sale of investment and mortgage-backed
 securities .........................................            4,016      $      8,201            10,285      $      2,366
Other ...............................................           63,762            55,339           167,419           112,080
                                                          ------------      ------------      ------------      ------------
                                                               529,984           447,417         1,027,019           798,571
                                                          ------------      ------------      ------------      ------------

                                            PERMANENT BANCORP, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                         (UNAUDITED)


                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                                          ------------------------------      ------------------------------
                                                               1997              1996              1997              1996
                                                          ------------      ------------      ------------      ------------
Salaries and employee benefits ......................        1,132,894         1,086,977         2,255,661         2,112,540
Deposit insurance assessments .......................           69,223         1,952,115           138,179         2,134,106
Occupancy ...........................................          204,590           223,152           403,167           416,399
Equipment ...........................................          158,837           137,942           322,309           297,453
Computer service ....................................          138,460           118,912           263,543           249,023
Advertising .........................................           84,038            67,947           172,952           153,147
Postage and office supplies .........................           66,474            74,988           144,721           127,865
Other ...............................................          286,239           258,259           563,661           464,445
                                                          ------------      ------------      ------------      ------------
                                                             2,140,755         3,920,292         4,264,193         5,954,978
                                                          ------------      ------------      ------------      ------------
                                                             1,096,870          (836,316)        2,196,020            74,887
                                                               451,966          (275,822)          913,194           130,978
                                                          ------------      ------------      ------------      ------------
                                                          $    644,904      $   (560,494)     $  1,282,826      $    (56,091)
                                                          ============      ============      ============      ============


Primary .............................................     $       0.30      $      (0.25)     $       0.60      $      (0.03)
Fully Diluted .......................................     $       0.30      $      (0.25)     $       0.60      $      (0.03)

Primary .............................................        2,136,661         2,217,005         2,132,991         2,214,058
Fully diluted .......................................        2,137,989         2,220,109         2,133,466         2,217,162


See notes to consolidated financial statements.

                             PERMANENT BANCORP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                                                   SIX MONTHS ENDED SEPTEMBER 30,
                                                                 --------------------------------
                                                                       1997              1996
                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .............................................     $  1,282,826      $    (56,091)
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation ...................................          267,273           251,699
            Deposit premium purchased ......................         (293,751)
            Amortization and  accretion ....................          163,855            76,247
            Vesting of restricted stock awards .............            4,760            46,810
            Provisions for loan and real estate owned losses           57,658            36,781
            (Gain) on sale of securities ...................           (3,518)          (19,813)
            (Gain) on sale of mortgage-backed securities ...           (1,265)             (761)
            (Gain) on sale of loans ........................          (48,629)           (4,862)
            Loss on sale of bank premises ..................              119
            (Gain) on sale of real estate owned ............          (24,744)
            ESOP shares earned .............................          165,597            77,310
    Changes in assets and liabilities:
        Proceeds from the sales of loans ...................        1,921,689           514,847
        Origination of loans for resale ....................       (1,873,060)         (509,985)
        Other investments ..................................         (126,203)
        Interest receivable ................................           (2,701)         (684,048)
        Deferred income tax ................................           (3,093)         (439,645)
        Other assets .......................................            4,565            (6,323)
        Interest payable ...................................           22,470            56,838
        Other liabilities ..................................          720,569         1,622,388
                                                                 ------------      ------------
    Net cash provided by operating activities ..............        2,234,417           961,392
                                                                 ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Loans originated .......................................      (33,644,339)      (32,924,343)
    Loan principal repayments ..............................       31,708,431        37,803,024
    Proceeds from:
        Maturities of:
            Securities available for sale ..................        7,000,000         6,974,688
            Securities held to maturity ....................           25,000
        Sales of:
            Securities available for sale ..................       11,957,267        13,365,641
            Mortgage-backed securities available for sale ..          338,691         7,694,935
            Bank premises ..................................            1,781
            Real estate owned ..............................           68,900

                             PERMANENT BANCORP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                                                 SIX MONTHS ENDED SEPTEMBER 30,
                                                               --------------------------------
                                                                     1997              1996
                                                               -------------      -------------
        Purchases of:
            Securities available for sale ................       (17,825,781)       (47,920,625)
            Mortgage-backed securities available for sale        (13,576,118)       (11,757,132)
            Equity Investments ...........................          (250,000)
            Loans ........................................        (3,701,614)        (7,665,460)
            FHLB Stock ...................................          (273,400)        (1,689,000)
            Office properties, equipment and land ........        (1,164,145)          (222,487)
    Payments on mortgage-backed securities ...............         8,886,296          8,800,181
    Increase in cash surrender value of life insurance ...           (36,780)           (21,486)
    Payments on real estate owned ........................            (3,503)             8,439
                                                               -------------      -------------
    Net cash used in investing activities ................       (10,489,314)       (27,553,625)
                                                               -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid .......................................     $    (367,165)     $    (280,538)
    Net change in deposits ...............................        (1,831,659)        (8,276,878)
    Receipts from FHLB advances ..........................       131,800,000         80,350,000
    Payments on FHLB advances ............................      (123,222,726)       (48,511,910)
    Principal repayment of ESOP borrowing ................           119,026            119,025
    Advance payments by borrowers for taxes and insurance            (94,186)           128,639
    Net change in other borrowed funds ...................           544,235          1,972,871
    Purchase of treasury stock ...........................          (993,628)           (83,750)
    Sale of  common stock ................................            77,160             11,980
                                                               -------------      -------------
    Net cash provided by financing activities ............         6,031,057         25,429,439
                                                               -------------      -------------
NET  DECREASE  IN CASH AND CASH EQUIVALENTS ..............        (2,223,840)        (1,162,794)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........         6,364,476          4,916,421
                                                               -------------      -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............         4,140,636          3,753,627
                                                               =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest .........................................     $   6,821,479      $   6,730,061
        Income taxes .....................................           703,000            505,000

    Noncash transactions:
        Transfers from loans to real estate owned ........            22,001               --

See notes to consolidated financial statements.

                     PERMANENT BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


1. BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Permanent Bancorp, Inc. (the "Company"), its wholly owned subsidiary, Permanent Federal Savings Bank, its wholly owned subsidiary, Perma-Service Corp, and its wholly owned subsidiary, Permanent Insurance Agency, Inc. (collectively the "Bank"). All significant intercompany accounts and transactions have been eliminated. These consolidated interim financial statements at September 30, 1997 and for the three and six month periods ended September 30, 1997, and 1996, have not been examined by independent auditors, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods.

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

2. CHANGES IN PRESENTATION - Certain amounts and items appearing in the financial statements for the quarter and six months ended September 30, 1996 have been reclassified to conform with the presentation presented for the period ended September 30, 1997.

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

The Company's basic and diluted earnings per share calculated in accordance with FAS 128 for the periods ended September 30, 1997 and 1996 is as follows:

            Three Months Ended September 30,   Six Months ended September 30,
            --------------------------------   ------------------------------
                  1997           1996                1997          1996
                  ----           ----                ----          ----
Basic             .32           (.26)                .64          (.03)
Diluted           .30           (.25)                .60          (.03)

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

5. FINANCIAL ACCOUNTING STANDARDS NO. 131 (FAS 131) "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" FAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. FAS 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the effect, if any, of FAS 131 on the consolidated financial statements.

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

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996

NET INTEREST INCOME - Net interest income before provision for loan losses increased by $58,000 or 2.1% for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996. This increase was primarily attributable to an increase in interest earning assets which offset a slight decline in the interest rate spread (the difference between the rate earned on interest earning assets and the rate paid on interest bearing liabilities).

Net interest income after loan loss provisions increased by $71,000, or 2.7% for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996. The increase was larger than the increase in net interest income before provision for loan losses because of a decrease in the loss provision.

INTEREST INCOME - Total interest income for the three months ended September 30, 1997 increased $348,000, or 4.7%, from the three month period ended September 30, 1996. This increase was attributable to an increase of 4 basis points in the average rate earned on total interest earning assets and an increase of $17.4 million in average balances for the comparable periods.

INTEREST EXPENSE - Total interest expense increased by $290,000, or 6.2%, during the three months ended September 30, 1997 compared to the three months ended September 30, 1996. Average interest bearing liabilities increased by $18.6 million and the average cost of such liabilities increased by 9 basis points, compared to the quarter ended September 30, 1996.

OTHER INCOME - Total other income increased by $83,000 during the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996. Service charges were $19,000 more and commissions were $9,000 more during the quarter ended September 30, 1997 than during the comparable quarter in 1996. During the quarter ended September 30, 1997 the Company recognized gains on sales of loans of $29,000 compared to $2,000 during the quarter ended September 30, 1996 and recognized gains of $27,000 on sales of real estate owned compared to gains of $5,000 during the quarter ended September 30, 1996. The remaining other income accounts were down by $6,000 during the current year quarter.

OTHER EXPENSE - Other expense decreased a total of $1,780,000 during the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996, largely because of the one time FDIC assessment in the amount of $1,766,000 paid during the quarter ended September 30, 1996. Deposit insurance assessments, excluding the one time assessment, decreased by $117,000 during the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996 due to lower rates. Salaries and employee benefits increased by $46,000 or 4.2% during the quarter ended September 30, 1997 compared to the same period in 1996. Occupancy expenses decreased by $19,000 while equipment and computer expenses increased by $40,000 during the comparable periods. Advertising expenditures were $16,000 higher during the quarter ended September 30, 1997 than during the quarter ended September 30, 1996. Postage and office supplies were $9,000 lower during the quarter ended September 30, 1997. The remaining other expense categories were $29,000 higher during the current year quarter.

INCOME TAXES - Provisions for income taxes amounted to $452,000, or 41.2% of income before taxes during the quarter ended September 30, 1997, compared to a credit of $276,000, or 33.0% of income before taxes during the quarter ended September 30, 1996.

SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1996

NET INTEREST INCOME - Net interest income before provision for loan losses increased by $206,000 or 3.8% for the six months ended September 30, 1997 compared to the six months ended September 30, 1996. This increase was primarily attributable to an increase in interest earning assets.

Net interest income after loan loss provisions increased by $202,000, or 3.9% for the six months ended September 30, 1997 compared to the six months ended September 30, 1996. The increase was smaller than the increase in net interest income before provision for loan losses because of an increase of $4,000 in the loss provision.

INTEREST INCOME - Total interest income for the six months ended September 30, 1997 increased $776,000, or 5.3%, from the six month period ended September 30, 1996. This increase was attributable to an increase of $18.6 million in average balances which more than offset a decrease of 4 basis points in the average rate earned on total interest earning assets for the comparable periods.

INTEREST EXPENSE - Total interest expense increased by $570,000, or 6.1%, during the six months ended September 30, 1997 compared to the six months ended September 30, 1996. Average interest bearing liabilities increased by $21.1 million, which more than offset the 3 basis point decrease in the average rate on such liabilities, compared to the six months ended September 30, 1996.

OTHER INCOME - Total other income increased by $228,000 during the six months ended September 30, 1997 compared to the six months ended September 30, 1996. Service charges were $42,000 more and commissions were $42,000 more during the six months ended September 30, 1997 than during the comparable quarter in 1996. During the six months ended September 30, 1997 the Company earned gains on sales of loans of $48,000 compared to $5,000 during the six months ended September 30, 1996 and recognized gains of $10,000 on sales of investment and mortgage-backed securities compared to gains of $2,000 during the six months ended September 30, 1996. The Company recognized gains of $41,000 on the sale of real estate owned during the current year period compared to $2,000 during the prior year period. The remaining other income accounts were up by $54,000 during the current year period.

OTHER EXPENSE - Other expense decreased a total of $1,691,000 during the six months ended September 30, 1997 compared to the six months ended September 30, 1996, largely because of the one time FDIC assessment in the amount of $1,766,000 paid during the 1996 period. Salaries and employee benefits increased by $143,000 or 6.8% during the six months ended September 30, 1997 compared to the same period in 1996. Occupancy expenses decreased by $13,000 and equipment and computer expenses increased by $39,000 during the comparable periods. Deposit insurance assessments, exclusive of the one time assessment, were $230,000 lower during the six months ended September 30, 1997 due to a decrease in deposit insurance rates paid. Advertising expenditures were $20,000 higher and postage and office supplies were $17,000 higher than during the six months ended September 30, 1996. The remaining other expense categories were up by $99,000 during the six months ended September 30, 1997 compared to the comparable period in 1996.

INCOME TAXES - Provisions for income taxes were $913,000, or 41.6% of income before taxes during the six months ended September 30, 1997. During the six month period ended September 30, 1996 the Company recorded a tax liability of $131,000 even though income before tax amounted to only $75,000. This occurred because the Company incurred expenses, including loan loss provisions, which were not deductible for tax purposes.

FINANCIAL CONDITION SEPTEMBER 30, 1997 COMPARED TO MARCH 31, 1997

The Company's total assets at September 30, 1997 were $433.6 million representing an increase of $9.9 million, or 2.3%, from March 31, 1997. Investment and mortgage-backed securities, including those classified as available for sale, increased by $5.9 million to $192.3 million at September 30, 1997 from $186.4 million at March 31, 1997. Net loans increased by $5.5 million to $215.7 million at September 30, 1997 compared to $210.2 million at March 31, 1997.

During May, 1997 the Bank assumed the $5.7 million deposit liabilities and purchased the building and certain other assets of a branch of First Chicago/NBD Corp. located in Bell Oaks Shopping Center in Newburgh, Indiana. This branch is located in what is widely considered the prime banking and commercial area of Newburgh, an upscale and rapidly growing community immediately east of Evansville. On September 19, 1997, the Bank's existing Newburgh Branch at Stonegate Square was closed and the accounts transferred to the new location.

The loan growth occurred in single family mortgage loans, commercial loans and through the purchase of commercial paper. Consumer loans decreased by $3.3 million during the period. By policy, the Bank retains all adjustable rate loans and all fixed rate loans with terms of 20 years or less in its portfolio, and sells all fixed rate loans with terms exceeding 20 years.

Non-performing assets were at $4.7 million at September 30, 1997, and at March 31, 1997, compared to $7.2 million at September 30, 1996. As of September 30, 1997, the Bank's loan loss allowance was $2,183,882. Although no assurance can be provided, management believes this amount to be sufficient based upon historical averages and current trends. Based on management's analysis of classified assets, loss histories and future projections, the allowance for loan losses (presented below in tabular form) was deemed by management to be adequate at September 30, 1997.

                                                   1997             1996
                                                ----------       -----------
Balance, April 1                                $2,126,225       $2,237,804
Provision for loan losses                          152,550          148,486
Net charge offs                                    (94,893)        (111,705)
                                                ----------       ----------
Balance, September 30                           $2,183,882       $2,274,585


The loan growth and the increase in investment and mortgage-backed securities was funded through Federal Home Loan Bank advances which increased by $8.6 million to $107.1 million at September 30, 1997 compared to $98.5 million at March 31, 1997. Deposits decreased by $1.9 million to $278.9 million at September 30, 1997 compared to $280.8 million at March 31, 1997.

Total stockholders' equity increased by $1.9 million to $41.0 million at September 30, 1997 from $39.1 million at March 31, 1997. The increase was attributable to a decrease of $1.6 million in unrealized losses on securities available for sale, retention of earnings, reduction of Employee Stock Ownership Plan liability, vesting of restricted stock awards and through the exercise of stock options. Decreases in stockholders' equity resulted from the repurchase of stock and the payment of dividends. LIQUIDITY AND CAPITAL RESOURCES - The standard measure of liquidity for the thrift industry is the ratio of cash and eligible investments to a certain percentage of borrowings due within one year and net withdrawable deposit accounts. The minimum required level is currently set by OTS regulation at 5%. At September 30, 1997, the Bank's liquidity ratio was 11.86%. Historically, the Bank has maintained its liquid assets which qualify for purposes of the OTS liquidity regulations above the minimum requirements imposed by such regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt, and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At September 30, 1997, the Bank had $107,061,000 in such borrowings. As of that date, the Bank had commitments to fund loan origination's and construction loans of approximately $4.6 million and commitments to sell loans in the amount of $104,000. The Company had no commitments to purchase securities, but had commitments to sell approximately $9.0 million in mortgage pool securities and $1.0 million in U.S. Treasury securities. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

The  following  table  sets  forth  the  Bank's   compliance  with  its  capital
requirements at September 30, 1997.

                                            Amount                   Percent (*)
                                            ------                   -----------
  Tangible Capital:
       Capital level                      $36,113,994                   8.38%
       Requirement                          6,467,510                   1.50%
                                          -----------                   ----
       Excess                             $29,646,484                   6.88%
                                          -----------                   ----

  Core Capital:
       Capital level                      $36,400,401                   8.44%
       Requirement                         12,943,613                   3.00%
                                          -----------                   ----
       Excess                             $23,456,788                   5.44%
                                          -----------                   ----

  Risk-Based Capital:
       Capital level                      $38,235,582                  21.01%
       Requirement                         14,561,198                   8.00%
                                          -----------                  -----
       Excess                             $23,674,384                  13.01%
                                          -----------                  -----

(*) Tangible capital is computed as a percentage of adjusted total assets of $431,167,366. Core capital is computed as a percentage of adjusted total assets of $431,453,773. Risk-based capital is computed as a percentage of risk-weighted assets of $182,014,980.

SUPPLEMENTAL DATA
                                                            THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                               SEPTEMBER 30,                             SEPTEMBER 30,
                                                        --------------------------                  ------------------------
                                                        1997                  1996                  1997                1996
                                                        ----                  ----                  ----                ----
Weighted average interest rate earned on
  total interest-earning assets                         7.53%                 7.49%                 7.47%              7.51%
Weighted average cost of total
  interest-bearing liabilities                          5.18%                 5.09%                 5.10%              5.13%
Interest rate spread during period                      2.35%                 2.40%                 2.37%              2.38%


Net yield on interest-earning assets
  (net interest income divided by average
  interest-earning assets on annualized basis)          2.68%                 2.74%                 2.73%              2.75%
Total interest income divided by average
  total assets (on annualized basis)                    7.18%                 7.14%                 7.20%              7.17%
Total interest expense divided by
  average total assets (on annualized basis)            4.62%                 4.53%                 4.60%              4.54%
Net interest income divided by average
  total assets (on annualized basis)                    2.56%                 2.61%                 2.60%              2.63%


Return on assets (net income divided by
  average total assets on annualized basis)             0.60%                -0.54%                 0.60%              0.03%
Return on equity (net income divided by
  average total equity on annualized basis)             6.39%                -5.59%                 6.40%              0.28%

Interest rate spread at end of period                   2.37%                 2.41%                 2.37%              2.41%


                                                             Data as of
                                                      September 30,     March 31,
                                                          1997            1997
                                                         ------          ------
                                                              (IN THOUSANDS)
NONPERFORMING ASSETS:

  Loans:  Non-accrual ..........................         $2,425          $2,463
           Restructured ........................          2,109           2,128
                                                         ------          ------
  Total nonperforming loans ....................         $4,534          $4,591
  Real estate owned, net .......................             22              41
  Other repossessed assets, net ................             90              58
                                                         ------          ------
Total Nonperforming Assets .....................         $4,646          $4,690


Nonperforming assets divided by total assets ...           1.07%           1.11%
Nonperforming loans divided by total loans .....           2.10%           2.18%
Balance in Allowance for Loan Losses ...........         $2,184          $2,126


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

ITEM 1.  Legal Proceedings
             None.

ITEM 2.  Changes in Securities
             None.

ITEM 3.  Defaults Upon Senior Securities
             None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholder was held in Evansville, Indiana on July 22, 1997. A total of 1,662,918 shares of Common Stock, 79.2% of outstanding shares, were represented in person or by proxy.

         The following is a record of votes cast in the election of directors of the Company for 3-year terms expiring in 2000:

                                                     FOR         VOTES WITHHELD
                                                     ---         --------------

                  Daniel F. Korb                 1,504,659           158,259
                  Robert L. Northerner           1,504,658           158,260
                  James W. Vogel                 1,505,288           157,630

           Accordingly, the individuals named above were declared to be duly elected directors of the Company.

         Messrs. Weinzapfel, Stone, Butterfield, Forster, McCarty, Brown, and Kinkel will continue as directors.

         The following is a record of the votes cast in respect of the proposal to ratify the appointment of Deloitte & Touche LLP as auditors of the Company for the fiscal year ending March 31, 1998.
                                                              PERCENTAGE OF
                                                                 VOTES IN
                                     NUMBER                     ATTENDANCE
                                    OF VOTES                 AT THE MEETING
                                    --------                 --------------
                  FOR             1,628,718                       97.94%
                  AGAINST            19,950                        1.20
                  ABSTAIN            14,250                         .86

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


                                            PERMANENT BANCORP, INC.



DATE:  November  12, 1997              By: /s/Donald P. Weinzapfel,
                                           -----------------------
                                           Donald P. Weinzapfel,
                                           Chairman of the Board
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


DATE:  November  12, 1997              By: /s/Joseph M. Schnapf
                                           --------------------
                                           Joseph M. Schnapf
                                           Chief Financial Officer
                                           (Principal Financial Accounting
                                            Officer)