Form 10-Q
period 1997-12-31
PERMANENT BANCORP INC
filed 1998-02-12
CIK 916604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1997



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

                                Yes [ X ] No [ ]


As of January 31, 1998, there were 2,107,627 shares of the Registrant's Common Stock outstanding.

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

                        Notes to Consolidated Financial Statements  ............

   Item 2.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations  ...................


                   Supplemental Data  ..........................................

                   Regulatory Developments......................................

PART II.  OTHER INFORMATION  .................................................
                   Signatures  .................................................

                                           PERMANENT BANCORP, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                        (UNAUDITED)


                                                                                    DECEMBER 31,1997       MARCH 31, 1997
                                                                                     --------------        --------------
ASSETS:
    Cash ....................................................................        $   5,507,401         $   3,211,091
    Interest-bearing deposits ...............................................              826,877             3,153,385
                                                                                     -------------         -------------

    Total cash and cash equivalents .........................................            6,334,278             6,364,476

    Securities available for sale - at fair value (amortized cost $88,209,175
       and $87,020,254) .....................................................           88,407,603            85,180,313
    Mortgage-backed securities available for sale at fair value (amortized
       cost $65,254,222 and $74,846,178) ....................................           65,589,390            74,052,253
    Securities held to maturity (fair value $0 and $25,000) .................                 --                  25,000
    Mortgage-backed securities held to maturity (fair value $23,711,577
       and $27,197,070) .....................................................           23,711,572            27,180,891
    Other Investments .......................................................            1,469,092             1,056,036
    Loans (net of allowance for loan losses of $2,098,470 and $2,126,225) ...          214,941,709           210,189,422
    Interest receivable, net ................................................            3,031,585             3,539,085
    Office properties and equipment, net ....................................            7,637,083             6,968,587
    Real estate owned, net ..................................................               87,943                40,653
    Deferred income tax .....................................................              101,424             1,374,109
    Federal Home Loan Bank stock ............................................            5,466,000             5,192,600
    Cash surrender value of life insurance ..................................            1,608,044             1,552,875
    Goodwill (net of accumulated amortization of $1,868,945 and $1,741,967) .              492,971               326,198
    Other ...................................................................              940,717               655,833
                                                                                     -------------         -------------
TOTAL ASSETS ................................................................        $ 419,819,411         $ 423,698,331
                                                                                     =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
    Deposits ................................................................        $ 273,183,064         $ 280,753,353
    Federal Home Loan Bank advances .........................................           99,551,955            98,483,986
    Advance payments by borrowers for taxes and insurance ...................              496,485             1,014,598
    Other borrowed funds ....................................................                 --               1,793,967
    Interest payable ........................................................            2,231,789             2,049,727
    Other ...................................................................            2,386,462               508,073
                                                                                     -------------         -------------
TOTAL LIABILITIES ...........................................................        $ 377,849,755         $ 384,603,704
                                                                                     -------------         -------------

                                           PERMANENT BANCORP, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                        (UNAUDITED)


                                                                                    DECEMBER 31,1997       MARCH 31, 1997
                                                                                     --------------        --------------
STOCKHOLDERS' EQUITY
    Serial Preferred Stock ($.01 par value) Authorized and
       unissued -1,000,000 shares
    Common Stock ($.01 par value) Authorized - 9,000,000 shares;
       Issued - 2,458,982 shares; Outstanding - 2,030,546 and
       2,052,075 shares .....................................................        $      24,590         $      24,590
    Additional paid-in capital ..............................................           24,303,989            24,045,413
    Treasury Stock - 355,877 and 317,893 shares .............................           (6,422,247)           (5,547,823)
    Retained Earnings - substantially restricted ............................           24,759,682            23,393,701
    Unrealized gain (loss) on securities available for sale,
       net of deferred tax of
       $193,088 and $(1,043,275) ............................................              340,508            (1,590,591)
    ESOP Borrowing ..........................................................             (773,663)             (952,200)
    Unearned compensation - restricted stock awards .........................             (263,203)             (278,463)
                                                                                     -------------         -------------
TOTAL STOCKHOLDERS' EQUITY ..................................................        $  41,969,656         $  39,094,627
                                                                                     -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................        $ 419,819,411         $ 423,698,331
                                                                                     =============         =============

See notes to consolidated financial statements

                                           PERMANENT BANCORP, INC. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                        (UNAUDITED)


                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    DECEMBER 31,                        DECEMBER 31,
                                                         -------------------------------      -----------------------------
                                                               1997              1996              1997            1996
                                                          ------------      ------------      ------------     ------------
INTEREST INCOME:
    Loans ...........................................     $  4,421,004      $  4,283,531      $ 13,081,605     $ 12,597,851
    Mortgage-backed securities ......................        1,555,066         1,509,932         5,033,751        4,471,764
    Investment securities ...........................        1,467,632         1,616,162         4,519,641        4,767,284
    Deposits ........................................           33,785            20,298            65,630           74,682
    Dividends on Federal Home Loan Bank stock .......          110,220           102,467           325,000          283,166
                                                          ------------      ------------      ------------     ------------
                                                             7,587,707         7,532,390        23,025,627       22,194,747
                                                          ------------      ------------      ------------     ------------
INTEREST EXPENSE:
    Deposits ........................................        3,337,450         3,329,365        10,161,106       10,025,728
    Federal Home Loan Bank advances .................        1,479,848         1,403,942         4,462,541        3,943,744
    Short-term borrowings ...........................                             19,022            45,827           65,434
                                                          ------------      ------------      ------------     ------------
                                                             4,817,298         4,752,329        14,669,474       14,034,906
                                                          ------------      ------------      ------------     ------------
NET INTEREST INCOME .................................        2,770,409         2,780,061         8,356,153        8,159,841
PROVISION FOR LOAN LOSSES ...........................             (500)         (132,040)          152,050           16,446
                                                          ------------      ------------      ------------     ------------
NET INTEREST INCOME AFTER LOAN LOSS
    PROVISION .......................................        2,770,909         2,912,101         8,204,103        8,143,395
                                                          ------------      ------------      ------------     ------------
OTHER INCOME:
    Service charges .................................          256,035           215,979           716,521          635,150
    Gain on sale of loans ...........................            9,270             6,149            57,899           11,011
    Net gain on real estate owned ...................            3,862             2,566            44,539            4,757
    Commissions .....................................          194,592           164,499           494,115          422,400
    Gain on sale of investment and mortgage-backed
     securities .....................................           30,407            27,176            40,692           29,542
    Other ...........................................           97,508            97,424           264,927          209,504
                                                          ------------      ------------      ------------     ------------
                                                               591,674           513,793         1,618,693        1,312,364
                                                          ------------      ------------      ------------     ------------

                                           PERMANENT BANCORP, INC. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                        (UNAUDITED)
                                                        (continued)


                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    DECEMBER 31,                        DECEMBER 31,
                                                         -------------------------------      -----------------------------
                                                               1997              1996              1997            1996
                                                          ------------      ------------      ------------     ------------
OTHER EXPENSE:
    Salaries and employee benefits ..................        1,155,679         1,088,592         3,411,340        3,201,132
    Deposit insurance assessments ...................           69,790           147,481           207,969        2,281,587
    Occupancy .......................................          221,940           191,856           625,107          608,255
    Equipment .......................................          151,349           133,037           473,658          430,490
    Computer service ................................          124,920           113,636           388,463          362,659
    Advertising .....................................           90,171            81,332           263,123          234,479
    Postage and office supplies .....................           67,754            70,297           212,475          198,162
    Other ...........................................          314,569           309,489           878,230          773,934
                                                          ------------      ------------      ------------     ------------
                                                             2,196,172         2,135,720         6,460,365        8,090,698
                                                          ------------      ------------      ------------     ------------
INCOME BEFORE INCOME TAXES ..........................        1,166,411         1,290,174         3,362,431        1,365,061
INCOME TAX PROVISION ................................          461,303           573,492         1,374,497          704,470
                                                          ------------      ------------      ------------     ------------
NET INCOME ..........................................     $    705,108      $    716,682      $  1,987,934     $    660,591
                                                          ============      ============      ============     ============

EARNINGS PER SHARE OF COMMON STOCK
    Basic ...........................................     $       0.35      $       0.34      $       0.99     $       0.31
    Diluted .........................................     $       0.33      $       0.32      $       0.93     $       0.30


See notes to consolidated financial statements

                               PERMANENT BANCORP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                     NINE MONTHS ENDED DECEMBER 31,
                                                                  ---------------------------------
                                                                        1997               1996
                                                                  --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ..............................................     $   1,987,934      $     660,591

    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation ....................................           382,879            368,960
            Deposit premium purchased .......................          (293,751)
            Amortization and  accretion .....................           208,647             76,171
            Vesting of restricted stock awards ..............             4,760             63,813
            Provisions for loan and real estate owned  losses           (27,755)          (165,421)
            (Gain) on sale of securities ....................           (18,368)           (44,495)
            (Gain) on sale of mortgage-backed securities ....           (22,325)               (95)
            (Gain) on sale of loans .........................           (57,899)           (11,012)
            (Gain) loss on sale of bank premises ............           (13,883)            59,068
            (Gain) on sale of real estate owned .............           (57,728)
            ESOP shares earned ..............................           261,146            131,620
    Changes in assets and liabilities:
        Proceeds from the sales of loans ....................         2,274,959            829,997
        Origination of loans for resale .....................        (2,217,060)          (818,985)
        Other investments ...................................          (121,886)
        Interest receivable .................................           507,500            (53,983)
        Deferred income tax .................................               337            (46,012)
        Other assets ........................................          (284,884)            41,548
        Interest payable ....................................           182,062             80,892
        Other liabilities ...................................         1,878,390            299,354
                                                                  -------------      -------------
    Net cash provided by operating activities ...............         4,573,075          1,472,011
                                                                  -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Loans originated ........................................       (51,312,339)       (47,786,343)
    Loan principal repayments ...............................        54,588,301         58,640,041
    Proceeds from:
        Maturities of:
            Securities available for sale ...................        28,994,050         16,974,688
            Securities held to maturity .....................            25,000
        Sales of:
            Securities available for sale ...................        12,992,977         19,379,854
            Mortgage-backed securities available for sale ...        12,221,521         11,158,884
            Bank premises ...................................           167,742             42,239
            Real estate owned ...............................           123,884
        Purchases of:
            Securities available for sale ...................       (43,198,041)       (49,920,625)
            Mortgage-backed securities available for sale ...       (13,576,118)       (22,389,606)
            Equity Investments ..............................          (250,000)
            Loans ...........................................        (8,190,692)       (13,773,496)
            FHLB Stock ......................................          (273,400)        (1,689,000)
            Office properties, equipment and land ...........        (1,205,234)          (260,511)

                               PERMANENT BANCORP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
                                             (continued)


                                                                     NINE MONTHS ENDED DECEMBER 31,
                                                                  ---------------------------------
                                                                        1997               1996
                                                                  --------------     --------------
    Payments on mortgage-backed securities ..................        14,471,457         12,094,301
    Increase in cash surrender value of life insurance ......           (55,169)           (63,229)
    Payments on real estate owned ...........................            (3,202)             7,946
                                                                  -------------      -------------
    Net cash provided by (used in) investing activities .....         5,520,737        (17,584,857)
                                                                  -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid ..........................................     $    (574,879)     $    (448,482)
    Net change in deposits ..................................        (7,570,289)        (8,708,828)
    Receipts from FHLB advances .............................       180,000,000        116,450,000
    Payments on FHLB advances ...............................      (178,932,031)       (87,820,246)
    Principal repayment of ESOP borrowing ...................           178,538            178,538
    Advance payments by borrowers for taxes and insurance ...          (518,114)          (491,285)
    Net change in other borrowed funds ......................        (1,793,967)        (1,316,556)
    Purchase of treasury stock ..............................          (993,628)        (1,389,091)
    Sale of  common stock ...................................            80,360             14,590
                                                                  -------------      -------------
    Net cash provided by (used in) financing activities .....       (10,124,010)        16,468,640
                                                                  -------------      -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........           (30,198)           355,794
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............         6,364,476          4,916,421
                                                                  -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................         6,334,278          5,272,215
                                                                  =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest ............................................     $  10,009,683      $  10,015,622
        Income taxes ........................................         1,123,000            730,000

    Noncash transactions:
        Transfers from loans to real estate owned ...........           110,415               --

See notes to consolidated financial statements.

                     PERMANENT BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Permanent Bancorp, Inc. (the "Company"), its wholly owned subsidiary, Permanent Federal Savings Bank, its wholly owned subsidiary, Perma-Service Corp, and its wholly owned subsidiary, Permanent Insurance Agency, Inc. (collectively the "Bank"). All significant intercompany accounts and transactions have been eliminated. These consolidated interim financial statements at December 31, 1997 and for the three and nine month periods ended December 31, 1997, and 1996, have not been examined by independent auditors, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods.

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

2. CHANGES IN PRESENTATION - Certain amounts and items appearing in the financial statements for the quarter and nine months ended December 31, 1996 have been reclassified to conform with the presentation presented for the period ended December 31, 1997.

3. FINANCIAL ACCOUNTING STANDARDS NO. 128 (FAS 128) "EARNINGS PER SHARE" - FAS 128 applies to financial statements for public companies for periods ending after December 15, 1997. Accordingly, the Company adopted FAS 128 in the third quarter of fiscal 1998. This statement establishes new accounting standards for the calculation of basic earnings per share as well as diluted earnings per share.

The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per shaer computations:

                                   Three Months Ended        Nine Months ended
                                       December 31,             December 31,
                                  ---------------------    ---------------------
                                    1997         1996        1997         1996
                                  ---------   ---------    ---------   ---------
Basic earnings per share:
Weighted average common shares    2,024,643   2,127,977    2,018,160   2,134,006

Diluted earnings per share:
Weighted average common shares    2,024,643   2,127,977    2,018,160   2,134,006
Dilutive effect of stock options    124,846      94,338      119,696      81,157
                                  ---------   ---------    ---------   ---------
Weighted average common and
incremental shares                2,149,489   2,222,315    2,137,856   2,215,163
                                  =========   =========    =========   =========

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

QUARTER ENDED DECEMBER 31, 1997 COMPARED TO DECEMBER 31,1996

NET INTEREST INCOME - Net interest income before provision for loan losses decreased by $10,000 or 0.3% for the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996. This decrease was primarily attributable to a decline in the interest rate spread (the difference between the rate earned on interest earning assets and the rate paid on interest bearing liabilities) which more than offset the increase in interest earning assets.

Net interest income after loan loss provisions decreased by $142,000, or 4.9% for the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996. The loan loss provision was a benefit of $500 during the quarter ended December 31, 1997, compared to a benefit of $132,000 during the quarter ended December 31, 1996. During the quarter ended December 31, 1997, the Bank reduced loan loss provisions by $75,500 relating to the reversal of specific reserves of $75,000 on an impaired loan which was paid off through a negotiated settlement, and by $500 on another previously impaired loan. This reversal was offset by provision increases of $75,000 reflecting actual and anticipated loan growth. During the quarter ended December 31, 1996, the Bank reduced the loan loss provision by $232,000 relating to the reversal of specific reserves on a previously impaired loan. This reversal was partially offset by provision increases of $100,000 reflecting actual and anticipated loan growth.

INTEREST INCOME - Total interest income for the three months ended December 31, 1997 increased $55,000, or 0.7%, from the three month period ended December 31, 1996. This increase was attributable to an increase of $6.7 million in average balances of interest earning assets for the comparable periods which was nearly offset by a decrease of one basis point in the average rate earned on total interest earning assets and a decrease in interest received on non-accrual loans (not considered interest earning assets by definition) which have been settled since the quarter ended December 31, 1996.

INTEREST EXPENSE - Total interest expense increased by $65,000, or 1.4%, during the three months ended December 31, 1997 compared to the three months ended December 31, 1996. Average interest bearing liabilities increased by $7.6 million and the average cost of such liabilities increased by 1 basis point compared to the quarter ended December 31, 1996.

OTHER INCOME - Total other income increased by $78,000 during the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996. Service charges were $40,000 more and commissions were $30,000 more during the quarter ended December 31, 1997 than during the comparable quarter in 1996. During the quarter ended December 31, 1997 the Company recognized gains on sales of loans of $9,000 compared to $6,000 during the quarter ended December 31, 1996, recognized gains of $4,000 on sales of real estate owned compared to $3,000 during the quarter ended December 31, 1996 and recognized gains on sales of investment and mortgage-backed securities of $30,000 during the quarter ended December 31, 1997, compared to $27,000 during the quarter ended December 31, 1996. The remaining other income accounts were nearly identical during the comparable quarters.

OTHER EXPENSE - Other expense increased a total of $60,000 during the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996. Deposit insurance assessments decreased by $78,000 during the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996 due to lower rates. Salaries and employee benefits increased by $67,000 or 6.2% during the quarter ended December 31, 1997 compared to the same period in 1996, with $41,000 of the increase due to an increase in Employee Stock Ownership Plan expenses attributable to increases in the market value of the Company's stock. Occupancy expenses increased by $30,000 and equipment and computer expenses also increased by $30,000 during the comparable periods. Advertising expenditures were $9,000 higher during the quarter ended December 31, 1997 than during the quarter ended December 31, 1996. Postage and office supplies were $3,000 lower during the quarter ended December 31, 1997. The remaining other expense categories were $5,000 higher during the current year quarter.

INCOME TAXES - Provisions for income taxes amounted to $461,000, or 39.5% of income before taxes during the quarter ended December 31, 1997, compared to $573,000, or 44.5% of income before taxes during the quarter ended December 31, 1996.

NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1996

NET INTEREST INCOME - Net interest income before provision for loan losses increased by $196,000 or 2.4% for the nine months ended December 31, 1997 compared to the nine months ended December 31, 1996. This increase was primarily attributable to an increase in interest earning assets.

Net interest income after loan loss provisions increased by $61,000 for the nine months ended December 31, 1997 compared to the nine months ended December 31, 1996. The loan loss provision was $152,000 during the nine months ended December 31, 1997, compared to $16,000 during the nine months ended December 31, 1996. During the period ended December 31, 1997, the Bank reduced loan loss provisions by $75,500 relating to the reversal of specific reserves of $75,000 on an impaired loan which was paid off through a negotiated settlement, and by $500 on another previously impaired loan. During the period ended December 31, 1996, the bank reduced the loan loss provision by $232,000 relating to the reversal of specific reserves on a previously impaired loan. This reversal was offset by provision increases of $248,000 reflecting actual and anticipated loan growth.

INTEREST INCOME - Total interest income for the nine months ended December 31, 1997 increased $831,000, or 3.7%, from the nine month period ended December 31, 1996. This increase was attributable to an increase of $11.3 million in average balances of interest earning assets and an increase of 22 basis points in the average rate earned on total interest earning assets for the comparable periods.

INTEREST EXPENSE - Total interest expense increased by $635,000, or 4.5%, during the nine months ended December 31, 1997 compared to the nine months ended December 31, 1996. Average interest bearing liabilities increased by $14.2 million and the average rate on such liabilities increased by 17 basis points, compared to the nine months ended December 31, 1996.

OTHER INCOME - Total other income increased by $306,000 during the nine months ended December 31, 1997 compared to the nine months ended December 31, 1996. Service charges were $81,000 more and commissions were $72,000 more during the nine months ended December 31, 1997 than during the comparable quarter in 1996. During the nine months ended December 31, 1997 the Company recognized gains on sales of loans of $58,000 compared to $11,000 during the nine months ended December 31, 1996 and recognized gains of $41,000 on sales of investment and mortgage-backed securities compared to gains of $30,000 during the nine months ended December 31, 1996. The Company recognized gains of $45,000 on the sale of real estate owned during the current year period compared to $5,000 during the prior year period. The remaining other income accounts were up by $55,000 during the current year period.

OTHER EXPENSE - Other expense decreased a total of $1,630,000 during the nine months ended December 31, 1997 compared to the nine months ended December 31, 1996, largely because of the one time FDIC assessment in the amount of $1,766,000 paid during the 1996 period. Salaries and employee benefits increased by $210,000 during the nine months ended December 31, 1997 compared to the same period in 1996, with $130,000 of the increase due to an increase in Employee Stock Ownership Plan expenses attributable to increases in the market value of the Company's stock. Occupancy expenses increased by $17,000 and equipment and computer expenses increased by $69,000 during the comparable periods. Deposit insurance assessments, exclusive of the one time assessment, were $308,000 lower during the nine months ended December 31, 1997 due to a decrease in deposit insurance rates paid. Advertising expenditures were $29,000 higher and postage and office supplies were $14,000 higher than during the nine months ended December 31, 1996. The remaining other expense categories were up by $104,000 during the nine months ended December 31, 1997 compared to the comparable period in 1996.

INCOME TAXES - Provisions for income taxes were $1,374,000, or 40.9% of income before taxes during the nine months ended December 31, 1997 compared to $704,000, or 51.6% during the nine month period ended December 31, 1996.


FINANCIAL CONDITION DECEMBER 31, 1997 COMPARED TO MARCH 31, 1997

The Company's total assets at December 31, 1997 were $419.8 million representing a decrease of $3.9 million, or 0.9%, from March 31, 1997. Investment and mortgage-backed securities, including those classified as available for sale, decreased by $8.7 million to $177.7 million at December 31, 1997 from $186.4 million at March 31, 1997. Net loans increased by $4.7 million to $214.9 million at December 31, 1997 compared to $210.2 million at March 31, 1997.

During May, 1997 the Bank assumed the $5.7 million deposit liabilities and purchased the building and certain other assets of a branch of First Chicago/NBD Corp. located in Bell Oaks Shopping Center in Newburgh, Indiana. This branch is located in what is widely considered the prime banking and commercial area of Newburgh, an upscale and rapidly growing community immediately east of Evansville. On September 19, 1997, the Bank's existing Newburgh Branch at Stonegate Square was closed and the accounts transferred to the new location. The Stonegate Square building and land was subsequently sold at a profit of $14,000. The sale was financed by the Bank at market rates and terms.

The loan growth occurred in single family mortgage loans, commercial loans and through the purchase of commercial paper. Consumer loans decreased by $3.1 million during the period. By policy, the Bank retains all adjustable rate loans and all fixed rate loans with terms of 20 years or less in its portfolio, and sells all fixed rate loans with terms exceeding 20 years.

During December 1998, the Bank received negotiated settlements on two impaired loans. The settlements slightly exceeded the loans carrying value of $1.1 million. As a result, non-performing assets were reduced to $3.0 million, or 0.7% of total assets at December 31, 1997, compared to $4.7 million, or 1.1% of total assets at March 31, 1997. As of December 31, 1997, the Bank's loan loss allowance was $2.1 million. Although no assurance can be provided, management believes this amount to be sufficient based upon historical averages and current trends. Based on management's analysis of classified assets, loss histories and future projections, the allowance for loan losses (presented below in tabular form) was deemed by management to be adequate at December 31, 1997.

                                                   1997               1996
                                               ----------         ----------
Balance, April 1                               $2,126,225         $2,237,804
Provision for loan losses                         152,050             16,446
Net charge offs                                  (179,805)          (181,867)
                                               ----------         ----------
Balance, December 31                           $2,098,470         $2,072,383

Federal Home Loan Bank advances increased by $1.1 million to $99.6 million at December 31, 1997 compared to $98.5 million at March 31, 1997. Deposits decreased by $7.6 million to $273.2 million at December 31, 1997 compared to $280.8 million at March 31, 1997.

Total stockholders' equity increased by $2.9 million to $42.0 million at December 31, 1997 from $39.1 million at March 31, 1997. The increase was attributable to an increase of $1.9 million in unrealized gains on securities available for sale, retention of earnings, reduction of Employee Stock Ownership Plan liability, vesting of restricted stock awards and through the exercise of stock options. Decreases in stockholders' equity resulted from the repurchase of stock and the payment of dividends.

LIQUIDITY AND CAPITAL RESOURCES - The standard measure of liquidity for the thrift industry is the ratio of cash and eligible investments to a certain percentage of borrowings due within one year and net withdrawable deposit accounts. The minimum required level is currently set by OTS regulation at 4%. At December 31, 1997, the Bank's liquidity ratio was 60.88%. Historically, the Bank has maintained its liquid assets which qualify for purposes of the OTS liquidity regulations above the minimum requirements imposed by such regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt, and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At December 31, 1997, the Bank had $99,552,000 in such borrowings. As of that date, the Bank had commitments to fund loan originations and construction loans of approximately $11.9 million and commitments to sell loans in the amount of $185,000. The Company had commitments to purchase $2.0 million in securities and no commitments to sell securities. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

The  following  table  sets  forth  the  Bank's   compliance  with  its  capital
requirements at December 31, 1997.

                                                   Amount           Percent (*)
                                                -----------            -----
Tangible Capital:
     Capital level ....................         $37,023,068            8.89%
     Requirement ......................           6,248,034            1.50%
                                                -----------           -----
     Excess ...........................         $30,775,034            7.39%
                                                -----------           -----

Core Capital:
     Capital level ....................         $37,304,579            8.95%
     Requirement ......................          12,504,512            3.00%
                                                -----------           -----
     Excess ...........................         $24,800,067            5.95%
                                                -----------           -----

Risk-Based Capital:
     Capital level ....................         $39,137,774           22.05%
     Requirement ......................          14,198,160            8.00%
                                                -----------           -----
     Excess ...........................         $24,939,614           14.05%
                                                -----------           -----

(*) Tangible capital is computed as a percentage of adjusted total assets of $416,535,571. Core capital is computed as a percentage of adjusted total assets of $416,817,082. Risk-based capital is computed as a percentage of risk-weighted assets of $177,477,001.

SUPPLEMENTAL DATA
                                                                 Three Months Ended      Six Months Ended
                                                                 December 31, 1997       December 31, 1997
                                                                 ------------------      ------------------
                                                                  1997        1996        1997        1996
                                                                  ----        ----        ----        ----
Weighted average interest rate earned on
  total interest-earning assets ........................          7.61%       7.62%       7.70%       7.48%
Weighted average cost of total
  interest-bearing liabilities .........................          5.17%       5.16%       5.25%       5.08%
Interest rate spread during period .....................          2.44%       2.46%       2.45%       2.40%


Net yield on interest-earning assets
  (net interest income divided by average
  interest-earning assets on annualized basis) .........          2.73%       2.78%       2.77%       2.79%
Total interest income divided by average
  total assets (on annualized basis) ...................          7.11%       7.22%       7.28%       7.32%
Total interest expense divided by
  average total assets (on annualized basis) ...........          4.52%       4.56%       4.64%       4.63%
Net interest income divided by average
  total assets (on annualized basis) ...................          2.59%       2.66%       2.64%       2.69%


Return on assets (net income divided by
  average total assets on annualized basis) ............          0.66%       0.69%       0.63%       0.22%
Return on equity (net income divided by
  average total equity on annualized basis) ............          6.80%       7.17%       6.54%       2.16%

Interest rate spread at end of period ..................          2.44%       2.36%       2.44%       2.36%

                                                                 Data as of
                                                           Dec. 31,      March 31,
                                                           1997            1997
                                                           ------        ------
                                                              (IN THOUSANDS)
NONPERFORMING ASSETS:

  Loans:  Non-accrual ..............................       $  782        $2,463
           Restructured ............................        1,941         2,128
                                                           ------        ------
  Total nonperforming loans ........................       $2,723        $4,591
  Real estate owned, net ...........................           88            41
  Other repossessed assets, net ....................         146             58
                                                           ------        ------
Total Nonperforming Assets .........................       $2,957        $4,690


Nonperforming assets divided by total assets .......         0.70%         1.11%
Nonperforming loans divided by total loans .........         1.37%         2.18%
Balance in Allowance for Loan Losses ...............       $2,098        $2,126


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


                                       PERMANENT BANCORP, INC.



DATE February 12, 1998             By  /s/ Donald P. Weinzapfel
                                       ------------------------
                                       Donald P. Weinzapfel,
                                       Chairman of the Board
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


DATE February 12, 1998             By  /s/Joseph M. Schnapf
                                       --------------------
                                       Joseph M. Schnapf
                                       Chief Financial Officer
                                       (Principal Financial Accounting Officer)