Form 10-K
period 1998-03-31
PERMANENT BANCORP INC
filed 1998-06-29
CIK 916604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended March 31, 1998

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT   OF 1934 [NO FEE REQUIRED]

         For the transition period from                          to

                         Commission file number 0-23370

                             PERMANENT BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                    35-1908797
--------------------------------------------------------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation  or organization)                     Identification No.)


   101 Southeast Third Street, Evansville, Indiana             47708
--------------------------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code: (812) 428-6800

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ].

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the NASDAQ National Market System as of June 19, 1998, was $52,609,115. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of June 19, 1998, there were issued and outstanding 4,118,948 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts I, II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 1998.

         Part III of Form 10-K - Portions of the Proxy Statement for 1998 Annual Meeting of Stockholders.

                                     PART I

Item 1.  Business

General

         Permanent Bancorp, Inc. (the "Company"), a Delaware corporation, was organized in December 1993 as a savings and loan holding company for Permanent Federal Savings Bank ("Permanent Federal" or the "Bank") in connection with the Bank's conversion from mutual to stock form which was completed on March 31, 1994 (the "Conversion"). Permanent Federal, the predecessor of which was originally organized in 1885, is a federally chartered savings bank headquartered in Evansville, Indiana. The Bank's deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (the "FDIC"). Through its main office and network of ten branch offices, the Company serves Vanderburgh, Gibson, Warrick, Posey and Dubois Counties, Indiana. At
March 31, 1998, the Company had total assets of $439.1 million, deposits of $282.9 million, and total stockholders' equity of $42.7 million (9.72% of total assets).

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

Lending Activities

         General. Historically, the Bank originated fixed-rate, one- to four-family mortgage loans. In the early 1980s, however, the Bank began to also originate, subject to market conditions, adjustable-rate mortgage ("ARM") loans for retention in its portfolio. At March 31, 1998, 68.7% of the Bank's loan portfolio was fixed-rate and 31.3% was adjustable-rate. The Bank's adjustable-rate loan portfolio as a percentage of the total loan portfolio has decreased from 42.9% at March 31, 1992 to 31.3% at March 31, 1998 as consumer demand for fixed-rate loans increased. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations --Asset/Liability Management" in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1998, attached hereto as Exhibit 13 (the "Annual Report").

         The Bank focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied, one-to four-family residences as well as multi-family and commercial real estate loans, automobile and other consumer loans. To a lesser extent, the Bank also originates a limited number of construction and commercial business loans. At March 31, 1998, the Bank's total loan portfolio, including commercial paper, totaled $227.9 million, of which $158.8 million, or 69.7%, were one- to four-family mortgage loans. At the same date, consumer loans (including indirect and direct automobile loans) totaled $43.8 million, or 19.2%, multi-family and commercial real estate loans totaled $8.9 million, or 3.9%, construction loans totaled $3.4 million, or 1.5%, and there was $9.1 million of commercial paper, representing 4.0% of the loan portfolio. Other business loans totaled $3.9 million or 1.7% of the loan portfolio.

         The Bank also invests in mortgage-backed securities. At March 31, 1998, mortgage-backed securities, net, totaled $81.5 million, or 18.6% of total assets. See "Investment Activities -- Mortgage-Backed Securities."

         Loan applications are initially underwritten and approved at various levels of authority, depending on the type and amount of the loan, as established by the Board of Directors. Residential loans in excess of $250,000, commercial real estate loans in excess of $500,000 and commercial business loans in excess of $500,000 require the approval of the Board of Directors or the Senior Loan Committee consisting of three Bank officers and three non-employee directors.

         Prior to the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that the Bank was permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, was, with certain exceptions, limited to the lesser of 10% of the Bank's deposits or 100% of its regulatory capital. Effective August 9, 1989, the Bank's loans-to-one-borrower limit was reduced in accordance with FIRREA, generally to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation Federal Regulation of Savings Associations." At March 31, 1998, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $5.7 million. At March 31, 1998, the Bank had no loans with aggregate outstanding balances in excess of this amount.

         Management reserves the right to change its emphasis on the amount, or type of lending in which it engages to adjust to market or other factors.

         Portfolio Composition. The following table sets forth the composition of the Bank's loan and mortgage-backed securities portfolios (including loans held for sale) in dollar amounts and in percentages at the dates indicated.

                                                                                             At March 31,
                                                     -------------------------------------------------------------------------
                                                             1994                      1995                       1996
                                                      Amount     Percent        Amount      Percent        Amount     Percent
                                                      -------    ------        --------    ------         --------    ------
                                                                             (Dollars in Thousands)
Real Estate Loans:
 One- to four-family...........................      $127,958     66.62%       $133,864     67.62%        $144,155     68.85%
 Multi-family..................................        17,775      9.25          15,712      7.94           11,823      5.65
 Commercial real estate........................         6,733      3.50           5,052      2.55            4,787      2.29
 Construction or development...................         1,814      0.94           2,406      1.22            2,700      1.29
                                                      -------    ------        --------    ------         --------    ------
     Total real estate loans...................       154,280     80.31         157,034     79.33         $163,465     78.08
                                                      -------    ------        --------    ------         --------    ------
Other Loans:
 Consumer Loans:
  Deposit account..............................           850      0.45           1,011      0.51            1,148      0.55
  Automobile...................................        26,086     13.58          28,005     14.14           31,056     14.83
  Home improvement.............................           945      0.49           1,201      0.61            1,088      0.52
  Retail mobile home loans.....................         2,410      1.25           1,984      1.00            1,595      0.76
  Home equity and other........................         7,361      3.83           8,137      4.11            8,666      4.14
                                                     --------    ------        --------    ------         --------    ------
     Total consumer loans......................        37,652     19.60          40,338     20.37           43,553     20.80
 Commercial business loans.....................           174      0.09              96      0.05               57      0.03
 Bankers' acceptances..........................           ---       ---             489      0.25              299      0.14
 Commercial paper..............................           ---       ---             ---       ---            1,997      0.95
                                                     --------    ------        --------    ------         --------     -----
     Total other loans.........................        37,826     19.69          40,923     20.67           45,906     21.92
                                                     --------    ------        --------    ------         --------     -----
     Total loans...............................      $192,106    100.00%       $197,957    100.00%        $209,371    100.00%
                                                     ========    ======        ========    ======         ========    ======
Less:
 Loans in process..............................           107                        62                         67
 Deferred fees and discounts...................           649                       319                        156
 Allowance for losses..........................         2,110                     2,093                      2,238
                                                     --------                  --------                     ------
 Total loans and loans held for sale, net......      $189,240                  $195,483                   $206,910
                                                     ========                  ========                   ========
Mortgage-Backed Securities:
 FNMA..........................................      $ 13,500     17.83%       $ 16,684     21.61%        $ 21,286     22.62%
 GNMA..........................................        38,791     51.23          35,692     46.24           31,949     33.96
 FHLMC.........................................        23,428     30.94          24,812     32.14           40,852     43.42
                                                     --------    ------        --------    ------           ------     -----
    Total mortgage-backed
      securities...............................        75,719    100.00%         77,188    100.00%          94,087    100.00%
                                                                 ======                    ======                     ======

Net premiums and discounts.....................           308                        55                         20
                                                     --------                  --------                    -------

Net mortgage-backed securities.................      $ 76,027                  $ 77,243                    $94,107
                                                     ========                  ========                    =======

                                                                         At March 31
                                                    --------------------------------------------------
                                                            1997                       1998
                                                    Amount       Percent        Amount          Percent
                                                   --------      ------        --------          ------
                                                                      (Dollars in Thousands)
Real Estate Loans:
 One- to four-family...........................    $152,655       71.82%       $158,750           69.67%
 Multi-family..................................       8,041        3.78           4,092            1.80
 Commercial real estate........................       4,034        1.90           4,795            2.10
 Construction or development...................       1,888         .89           3,435            1.51
                                                   --------      ------        --------          ------
     Total real estate loans...................    $166,618       78.39        $171,072           75.08
                                                   --------      ------        --------          ------
Other Loans:
 Consumer Loans:
  Deposit account..............................         940         .44             892            0.39
  Automobile...................................      31,394       14.77          31,436           13.80
  Home improvement.............................       1,084         .51             839            0.37
  Retail mobile home loans.....................       1,240         .58             935            0.41
  Home equity and other........................      10,269        4.83           9,718            4.26
                                                   --------      ------        --------          ------
     Total consumer loans......................      44,927       21.13          43,820           19.23
 Commercial business loans.....................          52         .02           3,861            1.69
 Bankers' acceptances..........................         ---        ---              ---             ---
 Commercial paper..............................         979        .46            9,116            4.00
                                                   --------      ------          ------           -----
     Total other loans.........................      45,958       21.61          56,797           24.92
                                                   --------      ------          ------           -----
     Total loans...............................    $212,576      100.00%       $227,869          100.00%
                                                   ========      ======        --------          ======
Less:
 Loans in process..............................        (24)                         149
 Deferred fees and discounts...................         284                         398
 Allowance for losses..........................       2,126                       1,973
                                                   --------                     -------
 Total loans and loans held for sale, net......    $210,190                    $225,349
                                                   ========                    ========
Mortgage-Backed Securities:
 FNMA..........................................   $  31,793       31.55%        $25,730           31.76%
 GNMA..........................................      27,160       26.95          27,116           33.47
 FHLMC.........................................      41,832       41.50          28,163           34.77
                                                   --------      ------          ------         -------
    Total mortgage-backed
      securities...............................     100,785      100.00%         81,009          100.00%
                                                                 ======                          ======

Net premiums and discounts.....................         448                         505
                                                   --------                   ---------

Net mortgage-backed securities.................    $101,233                     $81,514
                                                   ========                     =======

         The following table sets forth the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.

                                                        1994                     1995                      1996
                                                  ------------------      -------------------      --------------------
                                                  Amount     Percent      Amount      Percent      Amount       Percent
                                                  ------     -------      ------     -------       ------       -------
                                                                       (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family.......................     $ 91,744    47.75%      $ 96,379      48.67%      $ 99,568       47.56%
  Multi-family..............................        8,792     4.58          7,029       3.55          3,271        1.56
  Commercial real estate....................        4,791     2.49          3,803       1.92          3,634        1.74
  Construction or development...............        1,800     0.94          2,392       1.21          2,686        1.28
                                                 --------    -----       --------      -----       --------       -----
     Total real estate loans................      107,127    55.76        109,603      55.35        109,159       52.14

  Consumer..................................       35,246    18.35         38,343      19.37         43,405       20.73
  Commercial business.......................           93      .05             74       0.04             57        0.03
  Term federal funds........................          ---      ---            ---        ---            ---         ---
  Bankers' acceptances......................          ---      ---            489       0.25            299        0.14
  Commercial paper..........................          ---      ---            ---        ---          1,997        0.95
                                                 --------    -----       --------      -----       --------       -----
     Total fixed-rate loans.................      142,466    74.16        148,509      75.01        154,917       73.99

Adjustable-Rate Loans:
 Real estate:
  One- to four-family.......................       36,214    18.85         37,485      18.94         44,588       21.30
  Multi-family..............................        8,983     4.68          8,683       4.39          8,552        4.08
  Commercial real estate....................        1,942     1.01          1,249       0.63          1,153        0.55
  Construction or development...............           14     0.01             14       0.01             13        0.01
                                                 --------    -----       --------      -----       --------       -----
     Total real estate loans................       47,153    24.55         43,431      23.97         54,306       25.94
 Consumer...................................        2,406     1.25          1,995       1.01            148        0.07
 Commercial business........................           81      .04             22       0.01            ---         ---
                                                 --------    -----       --------      -----       --------       -----
     Total adjustable-rate
      loans.................................       49,640    25.84         49,448      24.99         54,454       26.01
                                                 --------    -----       --------      -----       --------       -----
     Total loans............................      192,106   100.00%       197,957    100.00%        209,371      100.00%

Less:
 Loans in process...........................          107                      62                        67
 Deferred fees and discounts................          649                     319                       156
 Allowance for loan losses..................        2,110                   2,093                     2,238
                                                 --------                --------                  --------
     Total loans and loans held for sale, net    $189,240                $195,483                  $206,910
                                                 ========                ========                  ========

                                                          1997                   1998
                                                   -------------------    ------------------
                                                   Amount      Percent    Amount     Percent
                                                   ------      -------    ------     -------
Fixed-Rate Loans:
 Real estate:
  One- to four-family.......................      $ 94,842       44.45%     $ 95,432      41.88%
  Multi-family..............................         2,687        1.26         2,346       1.03
  Commercial real estate....................         3,357        1.58         3,386       1.49
  Construction or development...............         1,855         .87         3,423       1.50
                                                  --------       -----      --------      -----
     Total real estate loans................       102,741       48.16       104,587      45.90

  Consumer..................................        44,450       20.91        42,324      18.57
  Commercial business.......................            52         .02           581       0.25
  Term federal funds........................           ---         ---           ---        ---
  Bankers' acceptances......................           ---         ---           ---        ---
  Commercial paper..........................           979         .46         9,116       4.00
                                                  --------       -----      --------      -----
     Total fixed-rate loans.................       148,222       69.55       156,608      68.72

Adjustable-Rate Loans:
 Real estate:
  One- to four-family.......................        57,813       27.36        63,318      27.79
  Multi-family..............................         5,354        2.52         1,746       0.77
  Commercial real estate....................           677         .32         1,409       0.62
  Construction or development...............            33         .02            12       0.00
                                                  --------       -----      --------      -----
     Total real estate loans................        63,877       30.22        66,485      29.18
 Consumer...................................           477         .23         1,496       0.66
 Commercial business........................           ---         ---         3,280       1.44
                                                  --------       -----      --------      -----
     Total adjustable-rate
      loans.................................        64,354       30.45        71,261      31.28
                                                  --------       -----      --------      -----
     Total loans............................       212,576      100.00%      227,869     100.00%

Less:
 Loans in process...........................           (24)                      149
 Deferred fees and discounts................           284                       398
 Allowance for loan losses..................         2,126                     1,973
                                                  --------                  --------
     Total loans and loans held for sale, net     $210,190                  $225,349
                                                  ========                  ========

                                        5

            The following table sets forth the maturities of the Bank's loan portfolio (excluding commercial paper) at March 31, 1998. Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table reflects scheduled principal amortization, but does not reflect possible prepayments or enforcement of due-on-sale clauses.

                                                           Real Estate
                                ----------------------------------------------------------------
                                                          Multi-family
                                                              and
                                                          Commercial            Construction
                                One- to four-family       Real Estate           or Development       Consumer
                                 --------------------  --------------------    -----------------  -----------------
                                             Weighted              Weighted             Weighted           Weighted
                                             Average               Average              Average            Average
                                 Amount       Rate     Amount       Rate       Amount     Rate    Amount     Rate
                                 ------       ----     ------       ----       ------     ----    ------     ----
                                                                (Dollars in Thousands)
  Due During Years
   Ending March 31,
1999(1)                          $20,333      8.16%    $   252      10.49%    $3,401      8.69%   $ 4,094     9.47%
2000 to 2003                       9,225      7.57       2,352       9.22         22      8.45     34,463     8.87
2004 to 2008                      61,085      7.62       1,595       9.10         12      8.13      4,194    10.26
2009 to 2018                      66,029      7.37       4,688       8.04        ---       ---      1,058    11.23
2018 and following                 2,078      7.62         ---        ---        ---       ---         11     9.50
                                --------                ------                ------              -------
Total                           $158,750                $8,887                $3,435              $43,820
                                ========                ======                ======              =======
                                       Commercial
                                        Business                Total
                                   ------------------     ------------------
                                             Weighted               Weighted
                                              Average                Average
                                   Amount      Rate       Amount      Rate
                                   ------      ----       ------      ----
                                              (Dollars in Thousands)
  Due During Years
   Ending March 31,
1999(1)                           $  405      9.62%       $  28,485     8.46%
2000 to 2003                       3,412      8.62           49,474     8.62
2004 to 2008                          44     11.25           66,930     7.82
2009 to 2018                         ---       ---           71,775     7.47
2018 and following                   ---       ---            2,089     7.63
                                  ------                   --------
Total                             $3,861                   $218,753
                                  ======                   ========

(1) Includes demand loans, loans having no stated maturity and overdraft loans.

         At March 31, 1998, the total amount of loans due after March 31, 1998 which had fixed interest rates was $156.6 million, while the total amount of loans due after such date which had floating or adjustable interest rates was $71.3 million.

         One- to Four-Family Residential Mortgage Lending. The Bank's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured primarily by property located in the Bank's primary market area. At March 31, 1998, the Bank had $158.8 million, or 69.7% of its loan portfolio invested in these loans.

         The Bank presently offers fixed-rate conventional mortgage loans, Federal Housing Administration ("FHA"), Veterans Administration ("VA") loans, and ARM loans. During fiscal 1995, the Bank introduced a 10-year adjustable-rate loan which features an initial 10-year fixed-rate that converts to a one-year adjustable-rate loan upon expiration of the initial fixed-rate period. The Bank's origination of fixed-rate mortgage loans as compared to ARM loans is determined on an on-going basis and is based on changes in market interest rates and consumer preference. Many borrowers have selected shorter-term 15-year fixed-rate mortgages or ten-year adjustable rate loans recently. Interest rates charged on fixed-rate loans are competitively priced according to local market conditions. The Bank's current policy is to sell all newly originated fixed-rate loans with terms of more than 20 years, as well as ARM loans converted to a fixed rate with a remaining term to maturity in excess of 20 years, and all FHA and VA loans. See "- Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities."

         The Bank currently makes adjustable-rate, one- to four-family residential mortgage loans in amounts of up to 100% of the appraised value or selling price of the security property, whichever is less. For loans with loan-to-value ratios of greater than 80%, the Bank typically requires private mortgage insurance to reduce the Bank's exposure to 75% of the appraised value or selling price of the security property. Adjustable-rate loans generally have interest rate adjustment limitations consisting of 2% annual adjustments and 6% lifetime adjustments, and are generally indexed to the weekly average yield of
U. S. Treasury securities adjusted to a constant maturity of one year.

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

         In underwriting residential real estate loans, the Bank evaluates both the borrower's ability to make monthly payments, employment history, credit history and the value of the property securing the loan. Potential borrowers are qualified for fixed-rate loans based upon the initial or stated rate of the loan. Borrowers on one year adjustable-rate loans are currently qualified at an 8% rate or the fully-indexed rate after one year, whichever is higher. Borrowers on other adjustable-rate loans are qualified at the note rate.

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

         From 1991 to 1993, Permanent Federal increased its investment in mortgage-backed securities, while in fiscal 1994 and 1995, the amount of such securities remained relatively constant and again increased during fiscal 1996 and 1997. Mortgage-backed securities decreased $19.7 million in 1998. Although such securities are generally held for investment, they can serve as collateral for borrowings. For information regarding the carrying and market values of Permanent Federal's mortgage-backed securities portfolio, see Note 3 of the Notes to Consolidated Financial Statements in the Annual Report. See also "Investment Activities -Mortgage-Backed Securities."

         Consumer Lending. The Bank considers consumer lending an integral component of its lending operations. Consumer loans generally have shorter terms to maturity (thus reducing Permanent Federal's exposure to changes in interest rates) and historically have carried higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At March 31, 1998, the Bank's consumer loan portfolio totaled $43.8 million, or 19.2% of its loan portfolio. The chief component of such loans consists of indirect and direct automobile paper, accounting for $31.4 million, or 71.7%, of the consumer loan portfolio at March 31, 1998. Under applicable federal law, the Bank is authorized to invest up to 35% of its assets in consumer loans.

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

         The  Bank  is  actively   engaged  in  indirect  dealer   financing  of
automobiles. Such indirect dealer loans are originated through automobile dealers located in, or in counties contiguous to, the Bank's market area and underwritten by the Bank's lending staff in accordance with the Bank's general standards for underwriting consumer loans. These loans are originated at fixed interest rates and are typically for terms of up to five years. At March 31, 1998, indirect dealer loans totaled $22.4 million, or 51.1%, of the Bank's consumer loan portfolio.

         At March 31, 1998, $10.1 million of the Bank's consumer loans consisted of home equity loans, including home equity lines of credit. The home equity loans are typically collateralized by second mortgages on owner-occupied, single-family mortgage loans.

         From 1987 to 1990, the Bank also purchased loans secured by mobile homes. Such loans were originated through a subsidiary of the Bank in association with two other savings institutions. The subsidiary created pools of mobile home loans it originated, and Permanent Federal and the other participating lenders each purchased a one-third interest in the pools. The Bank's mobile home loan portfolio as of March 31, 1998 was $935,000, or 0.4% of the Bank's loan portfolio. Mobile home loans are typically made at higher yields and for a shorter maturity than one- to four-family residential mortgage loans. The Bank's mobile home loans were typically made for terms of up to 15 years and all were one-year ARMs. At March 31, 1998, $18,300, or 2.0%, of the Bank's mobile home loan portfolio was non-performing.

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

         Multi-Family and Commercial Real Estate Lending. The Bank has originated multi-family and commercial real estate loans in its lending area, and has purchased whole loan and participation interests in loans from other financial institutions in Indiana, and to a lesser extent, in Kentucky and Tennessee. At March 31, 1998, the Bank had multi-family and commercial real estate loans totaling $8.9 million, representing 3.9% of its loan portfolio.

         The majority of the Bank's multi-family and commercial real estate loans are secured by apartment buildings, as well as other types of property, including nursing homes, office buildings and shopping centers. See "-- Cardinal Industries, Inc." and "Asset Quality."

         The table below sets forth by type of security property the Bank's multi-family and commercial real estate (including land) loans at March 31, 1998.

                                                                                          Amount of
                                                                     Outstanding       Non-Performing
                                                    Number of         Principal        or Of Concern
                                                      Loans            Balance              Loans
                                                      -----            -------              -----
                                                                (Dollars in Thousands)
Apartment buildings..............................       12              $4,172             $   ---
Church...........................................        1                 250                 ---
Small business facilities and office
  buildings......................................       21               3,948                 ---
Shopping centers.................................        1                 517                 ---
                                                       ---             -------             -------

  Total commercial and multi-family
   real estate loans.............................       35             $ 8,887             $   ---
                                                       ===             =======             =======

         At March 31, 1998, the Bank had a total of two multi-family and commercial real estate loans with outstanding principal balances in excess of $1.0 million. Each of these loans was performing in accordance with its terms at March 31, 1998.

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

         Cardinal Industries, Inc. At March 31, 1997, the Bank had a group of three loans totaling approximately $3.6 million in net book value to separate syndicated limited partnerships on three apartment complexes located in Indiana. The general partner of these partnerships was Cardinal Industries, Inc.
("Cardinal") of Columbus, Ohio, which filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in 1989. As a result of Cardinal's financial difficulties, the terms of two of the three loans were restructured as of July
1, 1991. For accounting purposes, the two modified loans were considered "non-performing" assets, including one which was classified as a "troubled debt restructuring" at March 31, 1997. The Bank was repaid in full on these loans during 1998.

         Construction or Development Lending. The Bank makes a limited number of construction loans to individuals for the construction of their residences. The Bank generally requires that the customer have a general contractor. The Bank also makes loans to builders for presold and speculative single-family construction purposes and a limited number of multi-family and commercial construction loans. At March 31, 1998, the Bank's construction loan portfolio totaled $3.4 million (including a $262,000 loan on a low-income housing project), or 1.5% of its total loan portfolio. As of that date, all of these loans were secured by property located within the Bank's market area.

         Construction loan terms to individuals are generally made under the ARM program, although at a rate higher than that for a permanent ARM loan, with provisions for converting to a fixed-rate loan upon completion of the construction. Fixed-rate loans for construction purposes are limited to a maximum term of 15 years. During the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans except that the record of the builder is also considered.

         Construction loans to builders are written for a term of 18 months at a fixed rate of interest. Construction loans are obtained primarily through continued business from builders who have previously borrowed from the Bank, as well as referrals from existing customers. The application process includes a submission of accurate plans, specifications and costs of the project to be constructed. These items are also used as a basis for determining the appraised value of the subject property. Loans are based on the lesser of the current appraised value or the cost of construction (land plus building). From time to time, the Bank has lent funds for the development and subdivision of lots, although the Bank had no such loans in its portfolio at March 31, 1998.

         Commercial Business Lending. Federally chartered savings institutions, such as Permanent Federal, are authorized to make secured or unsecured loans and issue letters of credit for commercial, corporate, business and agricultural purposes and to engage in commercial leasing activities, up to a maximum of 10% of total assets.

         At March 31, 1998, Permanent Federal had $3.9 million in commercial business loans outstanding (representing 1.7% of the Bank's total loan portfolio). At March 31, 1998, Permanent Federal had $53,000 of standby letters of credit outstanding.

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

         During fiscal 1998, the Bank originated a total of $76.2 million in loans, of which total $49.5 million were fixed-rate and $26.7 million were adjustable-rate. Of the fixed-rate loans originated during the year, $22.7 million were one- to four-family real estate loans, $21.6 million were consumer loans, $0.6 million were commercial loans, and $2.2 million were construction loans. Of the adjustable-rate loans originated during the year, $16.7 million were one- to four-family real estate loans, $0.8 million were commercial real estate loans, $3.1 million were consumer loans, and $1.5 million were construction loans.

         The Bank's current policy is to sell all fixed-rate conventional loans that are originated or converted with terms of more than 20 years. Likewise, all FHA and VA loans are sold, irrespective of term. In contrast, all ARM loans, regardless of the term, are retained and other loans with terms of 20 years or less are also retained in the Bank's portfolio. Servicing is retained on all loan sales, except for FHA and VA mortgage loans. During fiscal 1996, 1997 and 1998, the Bank sold $3.3 million, $1.0 million and $5.1 million of loans, respectively.

         With respect to the loans that the Bank sells, it is the policy of the Bank to sell current production of such loans as quickly as the loans are originated, unless it is determined to temporarily hold these loans until more favorable rates are available. However, it is the Bank's policy that in no event shall a loan continue to be held for sale if the price to be received on that loan drops below net 98 (98 cents on the dollar). In addition, the Bank's policy provides that any loan held for sale which bears a rate too high to sell in the secondary market without having to accept a discounted premium will continue to be held until such time as market conditions allow the loan to be sold without a premium discount.

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

         The Bank occasionally purchases loans and loan participations for one- to four-family, multi-family and commercial real estate loans. Such loans had a carrying value of approximately $8.5 million, $7.1 million, and $5.5 million at March 31, 1996, 1997 and 1998, respectively.

         During  the  past  three   fiscal   years,   the  Bank  has   purchased
mortgage-backed securities in order to supplement loan demand. In fiscal 1996, the Bank purchased $30.2 million of mortgage-backed securities and purchased $34.5 million and $18.5 million of such securities in fiscal 1997 and 1998, respectively. The mortgage-backed securities purchased generally had fixed rates and maturities of up to 15 years and adjustable rates up to 30 years. See "Investment Activities."

         The Bank had commitments to make loans, including participations, of approximately $4.0 million, $1.6 million and $4.9 million (excluding undisbursed portions of loans in process) at March 31, 1996, 1997 and 1998, respectively. In addition, the Bank had approximately $0, $104,000 and $100,000 in commitments to sell loans at March 31, 1996, 1997 and 1998, respectively.

         The amount of loans serviced by the Bank for others totaled $37.9 million, $34.3 million and $32.5 million at March 31, 1996, 1997 and 1998, respectively.

         The Bank generally earns servicing fees of 25 basis points for servicing loans for others. For the years ended March 31, 1996, 1997 and 1998 such fees amounted to approximately $104,000, $101,000, and $84,000 respectively.

         The following table sets forth the loan origination, purchase and repayment activities of the Bank for the periods indicated.

                                                                 1996         1997        1998
                                                                ------       ------      -----
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family.......................     $12,373      $20,717     $16,659
              - multi-family..............................         ---          ---         ---
              - commercial real estate....................         ---          ---         798
              - construction..............................       2,147        3,865       1,466
  Non-real estate - consumer..............................         ---          875       3,190
                  -commercial business....................         419          ---       4,574
                                                                 -----      -------     -------
         Total adjustable-rate............................      14,939       25,457      26,687
 Fixed rate:
  Real estate - one- to four-family.......................     $23,698      $11,303     $22,714
              - multi-family..............................         315          ---         ---
              - commercial real estate....................         ---          ---       2,346
              - construction..............................         341        2,205       2,168
  Non-real estate - consumer .............................      25,312       23,772      21,639
                  -commercial business....................          19           16         618
                                                               -------      ------- -----------
         Total fixed-rate.................................      49,685       37,296      49,485
         Total loans originated...........................      64,624       62,753      76,172

Purchases:
  Real estate - one- to four-family.......................     $   ---      $   ---     $   ---
              - multi-family..............................         ---          ---         ---
              - commercial real estate....................         ---          ---         ---
              - construction..............................         ---          ---         ---
  Non-real estate - consumer..............................         ---          ---         ---
              - commercial business.......................         ---          ---         ---
              - commercial paper..........................       1,974       17,741      17,257
              - bankers' acceptances......................       3,286          ---          ---
                                                               -------      --------------------
         Total loans purchased............................       5,260       17,741      17,257
 Mortgage-backed securities-fixed rate....................      22,278        6,914       4,960
              - adjustable-rate...........................       7,898       27,577      13,525
                                                               -------      -------   ---------
         Total purchases..................................      35,436       52,232      35,742
                                                               -------      -------   ---------

Sales and Principal Repayments:
Sales:
Real estate - adjustable-rate one- to four-family.........      $  ---      $   ---      $  ---
   - fixed-rate one- to four-family.......................       3,250          962       5,078
              - multi-family..............................         ---          ---         ---
              - commercial real estate....................         ---          ---         ---
              - construction..............................         ---          ---         ---
  Non-real estate - consumer..............................         ---          ---         ---
        - commercial business.............................         ---          ---         ---
                                                               -------      -------      ------
         Total loans sold.................................       3,250          962       5,078
  Mortgage-backed securities..............................         743       11,143      15,083
                                                               -------      -------   ---------
         Total sales......................................       3,993       12,105      20,161
Principal repayments......................................      67,613       91,807      97,399
                                                               -------      -------   ---------
         Total reductions.................................      71,606      103,912     117,560
Increase (decrease) in other items, net...................         ---          ---         ---
                                                               -------      -------     -------
         Net increase (decrease)..........................     $28,454      $11,073   $ (5,646)
                                                               =======      =======   =========

                                       14

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

         A committee of senior officers of the Bank periodically reviews large loans (generally, those with balances in excess of $250,000). The committee examines the borrower's financial statements and position, prior loan performance and any industry or economic trends which would potentially affect the borrower's operations or collateral values.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews problem loans and real estate acquired through foreclosure in its portfolio to determine whether such assets require classification in accordance with applicable regulations. Classified assets of the Bank at March 31, 1998, (without deduction for specific valuation allowances of $50,000) all of which are included in the table of non-performing assets.

                                                            At March 31,
                                                   -----------------------------
                                                     1996       1997       1998
                                                          (In Thousands)
Substandard (including real
 estate owned)...................................  $ 4,928     $2,965     $1,372
Doubtful                                                91         87        141
Loss                                                    --         --         --
                                                    ------     ------     ------
     Total classified assets
      (including real estate
      owned).....................................  $ 5,019     $3,052     $1,513
                                                   =======     ======     ======

Special mention..................................  $ 6,088     $4,587     $2,753
                                                   -------     ------     ------
     Total classified assets
      (including real estate
      owned) and special
      mention....................................  $11,107     $7,639     $4,266
                                                   =======     ======     ======

         The specific reserves established with respect to classified assets are included in the allowance for loan losses.

         Allowance for Loan Losses. The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                             At March 31,
                                ----------------------------------------------------------------------------------------------------
                                     1994                      1995                      1996                       1997
                                    ------                    ------                    ------                     ------
                                             Percent                   Percent                   Percent                    Percent
                                            of Loans                  of Loans                   of Loans                  of Loans
                                             in Each                   in Each                   in Each                    in Each
                                             Category                  Category                   Category                  Category
                                             to Total                  to Total                   to Total                  to Total
                                Amount        Loans       Amount        Loans       Amount        Loans        Amount        Loans
                                ------        -----       ------        -----       ------        -----        ------        -----
One- to four-
 family......................   $    1         67.0%      $    1         68.2%      $   90          69.4%      $   90         71.7%
Multi-family.................      493          9.4          210          7.9          166           5.5          183          3.8
Commercial real
 estate......................      ---          3.4          ---          2.9          ---           2.4          ---          1.9
Construction or
 development.................      ---          0.9          ---          1.2          ---           1.3          ---          1.0
Consumer.....................        4         19.2           18         19.7           50          20.3           68         21.1
Commercial business..........      162          0.1          107          0.1          ---           ---          ---          ---
Bankers' acceptances.........      ---          ---          ---          ---          ---           0.1          ---          ---
Commercial paper.............      ---          ---          ---          ---          ---           1.0          ---           .5
Unallocated
  Consumer...................      362          N/A          382          N/A          456           N/A          454          N/A
  One- to four-family........      929          N/A          630          N/A          647           N/A          876          N/A
 Multi-family and
    commercial
    real estate..............      146          N/A          734          N/A          829           N/A          455          N/A
  Construction or
    development..............       13          N/A           11          N/A          ---           N/A          ---          N/A
                                ------        -----       ------        -----       --------       -----       ------        -----
     Total...................   $2,110        100.0%      $2,093        100.0%      $2,238         100.0%      $2,126        100.00%
                                ======        =====       ======        =====       ======         =====       ======        ======

                                          At March 31,
                                    -----------------------
                                           1998
                                          -----
                                                   Percent
                                                  of Loans
                                                   in Each
                                                   Category
                                                   to Total
                                      Amount        Loans
                                      ------        -----
One- to four-
 family......................       $  ---           69.7%
Multi-family.................          ---            1.8
Commercial real
 estate......................          ---            2.1
Construction or
 development.................          ---            1.5
Consumer.....................           50           19.2
Commercial business..........          ---            1.7
Bankers' acceptances.........          ---           ----
Commercial paper.............          ---            4.0
Unallocated
  Consumer...................          520            N/A
  One- to four-family........          435            N/A
 Multi-family and
    commercial
    real estate..............          968            N/A
  Construction or
    development..............          ---            N/A
                                    ------          -----
     Total...................       $1,973         100.00%
                                    ======         ======


         The distribution of the allowance for loan losses is consistent with the Bank's accounting policy. See also "Lending Activities - Multi-Family and Commercial Real Estate Lending."

         Additional information concerning the quality of the Company's assets and allowance for loan losses is incorporated herein by reference to
"Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Annual Report.

Investment Activities

         General. Permanent Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At March 31, 1998, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 65.6%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report and "Regulation - Liquidity."

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

         Securities. At March 31, 1998, Permanent Federal's securities totaled $105.6 million, or 24.1% of total assets. As of such date, the Bank also had a $5.5 million investment in FHLB stock, satisfying its requirement for membership in the FHLB of Indianapolis. It is the Bank's general policy to purchase securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade. At March 31, 1998, the average term to maturity or repricing of the securities portfolio was 6.9 years.

         OTS and accounting guidelines regarding investment portfolio accounting require institutions to categorize securities and certain other assets as "held to maturity", "available for sale" or "trading." The portion of the investment portfolio which is held with the intent to hold to maturity is accounted for on an amortized cost basis. Assets which are categorized as available for sale are carried at estimated fair value. At March 31, 1998, the Company had $105.6 million in securities "available for sale" and no securities identified as "trading." The securities available for sale at March 31, 1998 had net unrealized gains of $89,000. At March 31, 1997, the Bank had $85.2 million in securities available for sale and no securities identified as "trading." The securities available for sale at March 31, 1997 had unrealized losses of $1,840,000.

         The following table sets forth the composition of the Bank's securities portfolio (including securities held to maturity and available for sale) at the dates indicated.

                                                                                   At March 31,
                                                ---------------------------------------------------------------------------------
                                                           1996                      1997                            1998
                                                ----------------------      -----------------------        ----------------------
                                                 Book            % of         Book           % of            Book            % of
                                                 Value           Total        Value          Total           Value          Total
                                                                              (Dollars in Thousands)
Securities:
  U.S. government securities                    $ 17,029         22.2%      $  7,009           7.8%        $  4,033           3.6%
  Federal agency obligations                      54,648         71.20        78,171          86.5          100,972          90.9
  Municipal bonds and other                        1,519          2.00            25            --              614           0.6
                                                --------        ------      --------        ------         --------        ------
     Subtotal                                     73,196         95.40        85,205          94.3          105,619          95.1
FHLB stock                                         3,504          4.60         5,193           5.7            5,466           4.9
                                                --------        ------      --------        ------         --------        ------
     Total securities and FHLB
      stock                                     $ 76,700        100.00%     $ 90,398        100.00%        $111,085        100.00%
                                                ========        ======      ========        ======

Average remaining life of
 securities, excluding FHLB stock               5.7 years                   7.0 years                      7.0 years

Other interest-earning assets:
  Interest-bearing deposits
   with banks                                   $     16        100.00%     $  3,154        100.00%        $  1,808        100.00%
                                                ========        ======      ========        ======         ========        ======
Average remaining life or
 term to repricing of
 securities and other interest-
 earning assets, excluding FHLB
 stock                                          5.7 years                   6.7 years                      6.9 years

         The following table sets forth as of March 31, 1998 the composition and maturities of the securities portfolio, excluding FHLB stock.

                                                                 At March 31, 1998
                                       ------------------------------------------------------------------------
                                       Less Than      1 to 5         Over 5              Total Investment
                                         1 Year       Years          Years                  Securities
                                      -----------   ----------     ----------       ---------------------------
                                       Fair Value   Fair Value     Fair Value       Fair Value   Amortized Cost
                                       ----------   ----------     ----------       ----------   --------------
                                                             (Dollars in Thousands)

U.S. government securities..........  $      ---     $  4,033       $    ---         $  4,033       $  3,995
Federal agency  obligations.........         ---       23,863         77,109          100,972        101,029
State and local government
   obligations and other............         614          ---            ---              614            506
                                      ----------     --------       --------         --------       --------
Total investment securities.........  $      614     $ 27,896       $ 77,109         $105,619       $105,530
                                      ==========     ========       ========         ========       ========

Weighted average yield..............       2.02           6.57          6.78             6.70           6.70

         At March 31, 1998 the Bank's securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding securities issued by the United States Government or its agencies.

         The Bank's securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made by authorized Bank officers within specified limits. At March 31, 1998, all of the Bank's securities are classified as available for sale. See also Note 2 of the Notes to Consolidated Financial Statements in the Annual Report.

         Mortgage-Backed Securities. The Bank has a portfolio of mortgage-backed securities and has utilized such investments to complement its mortgage lending activities. See "Lending Activities - One- to Four-Family Residential Mortgage Lending." At March 31, 1998, the Bank's mortgage-backed securities totaled $81.5 million. At such date, the mortgage-backed securities portfolio consisted entirely of securities backed by loans insured or guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). At March 31, 1998, the Bank's portfolio consisted of $18.9 million in mortgage-backed securities held to maturity and $62.6 million available for sale. At such date, the portfolio had a weighted average interest rate of 6.52%.

         The following table sets forth the contractual maturities of the Bank's mortgage-backed securities held to maturity and available for sale at March 31, 1998.

                                                                                                        At
                                                                                                     March 31
                                                                                                       1998
                                Less than                                                           -----------
                                6 Months         1 to          3 to 5      5 to 10       Over 10      Balance
                                to 1 Year       3 Years         Years        Years        Years     Outstanding
                                ---------       -------         -----        -----        -----     -----------
                                                              (Dollars in Thousands)
Federal Home Loan
 Mortgage Corporation             $2,107           $368        $3,035         $328       $22,496       $28,334

Federal National
 Mortgage Association                ---            ---           ---        1,501        24,427        25,928

Government National
 Mortgage Association                ---            ---           ---          ---        27,252        27,252
                                  ------           ----        ------         ----       -------       -------

     Total                        $2,107           $368        $3,035       $1,829       $74,175       $81,514
                                  ======           ====        ======       ======       =======       =======

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

         Borrowings are used to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, to purchase investments (including mortgage-backed securities) and to support lending activities. At March 31, 1998, the Bank's borrowings consisted of FHLB advances totaling $99.4 million. See "- Borrowings" and Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.

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

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. The ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The Bank believes that the recent trends in deposit migration represents an industry phenomenon and are not unique to the Bank. The Bank will continue to remain rate competitive on maturing deposits and to utilize FHLB advances as a funding alternative when necessary. During fiscal years 1996, 1997 and 1998, the Bank experienced a net inflow. The FHLB has recently introduced several new advance programs that offer variable rates or amortizing principal amounts specifically tied to funding one- to four-family residential loans. These advances have proven to be a less costly funding source after consideration of the cost of deposit insurance associated with traditional deposits.

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the periods indicated.

                                                                         At March 31,
                                         -------------------------------------------------------------------------------
                                                1996                     1997                           1998
                                         ---------------------     ---------------------         -----------------------
                                                      Percent                   Percent                         Percent
                                          Amount      of Total     Amount       of Total         Amount         of Total
                                          ------      --------     ------       --------         ------         --------
                                                                       (In Thousands)
Transactions and Savings Deposits:

Commercial Demand                        $   994         .35%      $   902         0.32%         $ 1,755           0.62%
Passbook Accounts (2.75-5.59%)            54,796       19.45        54,245        19.20           52,051          18.27
NOW Accounts (2.00-2.60%)                 25,371        9.00        24,046         8.51           22,468           7.89
Money Market Accounts (2.75-3.00%)        11,199        3.97        11,542         4.08           11,542           4.05
                                         -------         ---       -------         ----          -------           ----

Total Non-Certificates                    92,360       32.77        90,736        32.11           87,816          30.83
                                         -------         ---       -------         ----          -------           ----

Certificates:

 0.00 -  3.49%                               389         .14           158         0.06               66           0.02
 3.50 -  5.49%                            85,124       30.21        81,947        29.00           61,523          21.59
 5.50 -  7.49%                            98,266       34.87       104,618        37.02          130,864          45.93
 7.50 -  9.49%                             3,869        1.37         3,295         1.17            2,673           0.94
 9.50 and above                              ---         ---           ---          ---              ---            ---
                                         -------         ---       -------         ----          -------           ----

Total Certificates                       187,648       66.59       190,018        67.24          195,126          68.48
                                         -------         ---       -------         ----          -------           ----

Accrued Interest                           1,764         .64         1,809         0.65            1,971           0.69
                                         -------         ---       -------         ----          -------           ----

Total Deposits                          $281,772      100.00%      $282,563      100.00%        $284,913         100.00%
                                        ========      ======       ========      ======         ========         ======

         The following table sets forth the savings flows at the Bank during the periods indicated.

                                                Year Ended March 31,
                                    -----------------------------------------
                                      1996            1997            1998
                                     --------        --------       ---------
                                                 (In Thousands)
Opening balance..................    $267,520        $280,008        $280,753
Deposits.........................     405,665         566,909         585,093
Withdrawals......................     402,754         575,977         592,939
Interest credited................       9,577           9,813          10,035
                                     --------        --------       ---------

Ending balance...................    $280,008        $280,753        $282,942
                                     ========        ========        ========

Net (decrease) increase..........    $ 12,488        $    745       $   2,189
                                     ========        ========       =========

Percent (decrease) increase......        4.67%           0.26%           0.78%
                                     ========        ========       =========

                                       22

         The following table sets forth the rate and maturity information for the Bank's certificates of deposit as of March 31, 1998.

                                      0.00-         3.50-        5.50-         7.50-                Percent
                                      3.49%         5.49%        7.49%         9.49%     Total      of Total
                                      -----         -----        -----         -----     -----      --------
Certificate accounts maturing                               (Dollars in Thousands)
in quarter ending:
June 30, 1998....................       55        15,996       22,361           ---       38,412     19.69%
September 30, 1998...............      ---        18,107       26,727           ---       44,834      22.98
December 31, 1998................        9         5,087       17,404           ---       22,500      11.53
March 31, 1999...................      ---         6,628       11,555            30       18,213       9.33
June 30, 1999....................      ---         4,253        6,258           ---       10,511       5.39
September 30, 1999...............      ---         2,836        4,275           ---        7,111       3.64
December 31, 1999................      ---         1,393        2,531           ---        3,924       2.01
March 31, 2000...................      ---         1,760        5,004            45        6,809       3.49
June 30, 2000....................      ---         1,264        3,397           ---        4,661       2.39
September 30, 2000...............      ---           873        2,361           ---        3,234       1.66
December 31, 2000................      ---           367        1,124           207        1,698       0.87
March 31, 2001...................      ---           805          727         1,053        2,585       1.32
Thereafter.......................        2         2,154       27,140         1,338       30,634      15.70
                                    ------       -------     --------        ------     --------     ------

   Total......................... $     66       $61,523     $130,864        $2,673     $195,126     100.00%
                                  ========       =======     ========        ======     ========     ======

   Percent of total..............     0.03%        31.53%       67.07%         1.37%      100.00%
                                      ====         =====        =====          ====       ======

         The following table indicates the amount of the Bank's certificates of deposit and public funds by time remaining until maturity as of March 31, 1998.

                                                                            Maturity
                                           ----------------------------------------------------------------
                                                           Over        Over
                                            3 Months      3 to 6      6 to 12          Over
                                            or Less       Months      Months         12 months       Total
                                           -------       -------      -------         -------      --------
                                                                  (In thousands)
Certificates of deposit less
 than $100,000.......................      $27,095       $40,609      $36,762         $70,082      $174,548

Certificates of deposit of
 $100,000 or more....................        2,811         3,890        3,832             835        12,368

Public funds(1)......................        8,506           334          120             250         9,210
                                           -------       -------      -------         -------      --------

Total certificates of
 deposit.............................     $ 38,412       $44,833      $40,714         $71,167      $195,126
                                          ========       =======      =======         =======      ========

-------------
      (1) Deposits from governmental and other public entities.

         Borrowings. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

         Permanent Federal may obtain advances from the FHLB of Indianapolis upon the security of its FHLB capital stock and certain of its mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At March 31, 1998 the Bank's FHLB advances totaled $99.4 million. See also Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.

                                                                      Year Ended March 31,
                                                       --------------------------------------------------
                                                         1996                1997                 1998
                                                       -------             --------           -----------
                                                                         (In Thousands)
Maximum Balance:
  FHLB advances.........................               $68,303             $100,141              $107,778
  Securities sold under
   agreements to repurchase.............                   983                2,945                   445
  FHLB overnight borrowings.............                 2,127                1,710                 3,201
                                                       -------             --------           -----------
                                                       $71,413             $104,796              $111,424
                                                       =======             ========              ========
Average Balance:
  FHLB advances.........................               $46,308             $ 92,604              $101,711
  Securities sold under
   agreements to repurchase.............                   530                1,485                   103
  FHLB overnight borrowings.............                 1,135                  208                    30
                                                       -------             --------           -----------
                                                       $47,973             $ 94,297              $101,844
                                                       =======             ========              ========

         The following table sets forth certain information as to the Bank's FHLB advances and FHLB overnight borrowings at the dates indicated.

                                                        1996             1997              1998
                                                      -------          --------          --------
                                                                     (Dollars in Thousands)
FHLB advances........................................ $68,303          $ 98,484          $ 99,353
Securities sold under
 agreements to repurchase............................     555               607                 0
FHLB overnight borrowings............................   2,127             1,187                 0
                                                      -------          --------          --------

     Total borrowings................................ $70,985          $100,278          $ 99,353
                                                      =======          ========          ========
Weighted average interest
 rate of FHLB advances...............................    5.77%             5.64%             5.39%

Weighted average interest
 rate of securities sold
 under agreements to repurchase......................    4.80%             5.19%              ---%

Weighted average interest rate
 of FHLB overnight borrowings........................     ---%              ---%              ---%

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

         Permanent Federal has one first-tier service corporation, Perma Service Corp. ("Perma Service"), located in Evansville, Indiana. Perma Service has approximately a 20% interest, along with four other financial institutions, in Family Financial Life Insurance Company ("FFLIC"), which underwrites various types of life and disability insurance and annuity programs. FFLIC reinsures a majority of the risk it underwrites with other insurers. Permanent Federal received $43,700 of dividends for the year ended March 31, 1998 from FFLIC.

         Perma Service also has one wholly owned subsidiary, Permanent Insurance Agency Inc. ("PIAI"), which offers, on an agency basis, casualty, life, accident, health, mortgage, disability, and consumer credit insurance. PIAI had a net loss of $16,930 for the year ended March 31, 1998.

         Through Perma Service, the Bank also provides brokerage services, on an agency basis, through INVEST(TM).

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

         The Bank attracts most of its deposits from Vanderburgh, Gibson, Warrick, Posey and Dubois Counties. Competition for those deposits is principally from commercial banks, other thrifts, credit unions and other financial intermediaries doing business in the same community. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates and convenient business hours. At June 30, 1997, the latest date for which information is available, the Bank's share of the savings market in its primary market area was approximately 7.5%.

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

         All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Permanent Federal's OTS assessment for the fiscal year ended March 31, 1998 was $100,000.

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

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 1998, the Bank's lending limit under this restriction was $5.7 million. At March 31, 1998, the

Bank had no loans in excess of this limit. The Bank is in compliance with the loans-to-one-borrower limitation.

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

Legislative Action

         On September 30, 1996, President Clinton signed into law the Economic Development and Regulatory Paperwork Reduction Act of 1996 (the "Act"). The
Act's principal provisions relate to recapitalization of SAIF, but it also contains numerous regulatory relief measures, some of which are directly applicable to the Bank.

         Pursuant to the Act, as of January 1, 1997, commercial banks will be required to share in the payment of interest due on Financial Corporation
("FICO") bonds used to rescue the savings and loan industry in the 1980's. Annual FICO assessments to be added to deposit insurance premiums are expected to equal approximately 6.4 basis points for SAIF members and 1.3 basis points for BIF members from January 1, 1997 through December 31, 1999, and approximately 2.4 basis points for both BIF and SAIF members thereafter.

         Although this provision of the Act establishes a time frame for the eventual elimination of the thrift charter, it contains no provisions concerning the form the current thrift charter may be required to take. The Bank cannot determine at this time what effect this provision will have on financial position or operations.

         Finally, the Act contains several other provisions designed to reduce regulatory burdens associated with compliance with various consumer and other laws applicable to the Company, including for example, provisions designed to coordinate the disclosure and other requirements under the Truth-in-Lending and Real Estate Settlement Procedures Act, modify certain insider lending restrictions, permit OTS to allow exemptions to anti-tying prohibitions and exempt certain transactions and simplify certain disclosures under the Truth-in-Lending Act.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At March 31, 1998, the Bank had no purchased mortgage servicing rights.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. At March 31, 1998, the Bank's service corporation, Perma Service, was an includable subsidiary; however, Perma Service's investment in FFLIC was not considered an includable investment and, accordingly, the Bank was required to deduct 100% of its investment in FFLIC from capital. At March 31, 1998, the non-includable portion of the Bank's investment in FFLIC totaled $633,000. See also "Service Corporation Activities."

         At March 31, 1998, the Bank had core capital of $38.2 million, or 8.76% of adjusted total assets, which is approximately $20.7 million above the minimum requirement of 4% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 4% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At March 31, 1998, the Bank had no intangibles which were subject to these tests.

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

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank's only exclusion from capital and assets at March 31, 1998 was its investment in FFLIC.

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

         At March 31, 1998, the Bank had total capital of $40.1 million (including $38.2 million in core capital) and risk-weighted assets of $190.5 million (including $3.2 million in converted off-balance sheet assets) or total capital of 21.05% of risk-weighted assets. This amount was $24.9 million above the 8% requirement in effect on that date.

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

         Liquidity. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

         Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At March 31, 1998, the Bank was in compliance with the requirements, with an overall liquid asset ratio of 65.5%.

         Accounting. An OTS policy statement applicable to all savings associations clarifies and reemphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these amended rules.

         OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

         Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 1998, the Bank met the test and has always met the test since it has been in effect.

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

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in November 1997 and received a rating of satisfactory.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 1998, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At March 31, 1998, the Bank had $5.5 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years, such dividends have averaged 8.01% and were 8.03% for fiscal year ended March 31, 1998. Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Permanent Federal's FHLB stock may result in a corresponding reduction in Permanent Federal's capital. For the fiscal year ended March 31, 1998, dividends paid by the FHLB of Indianapolis to the Bank totaled $432,823, which constitute a $49,132 increase over the amount of dividends received in the fiscal year ended March 31, 1997.

Federal and State Taxation

         Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) could be computed under either the experience method or the percentage of taxable income method (based on an annual election).

         Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         In August 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the company does not believe that the legislation will have a material impact on the Company or the Bank.

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

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 1998, the Bank's Excess for tax purposes totaled approximately $6.0 million.

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

         In December 1990, the FASB issued SFAS No. 106, "Employers" Accounting for Postretirement Benefits Other Than Pensions." This statement will change the current practice of accounting for postretirement benefits on a cash basis by requiring accrual, during the years that the employee renders the necessary service, of the expected cost of providing those benefits to an employee. The Holding Company and the Bank were required to adopt this new method of accounting in fiscal 1993. The statement allows for two transition methods. The Holding Company and the Bank adopted this standard when required and the adoption of SFAS No. 106 had no material effect on the financial position and results of operations of either entity.

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

Executive Officers of the Company and the Bank

         The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors.

   Name                     Age             Positions Held with the Company and the Bank
   ----                     ---             --------------------------------------------
George E. Orr                56             Senior Vice President of Bank

Seth P. Allen                39             Senior Vice President of Bank

Richard A. Condi             44             Vice President of Bank

Robert A. Cern               47             Chief Financial Officer and Secretary  of the Company
                                                and Senior Vice President, Secretary/Treasurer and
                                                Chief Financial Officer of Bank

Glenna J. Kirsch             48             Vice President of Bank

Robert E. Whitfield, Jr.     36             Vice President of Bank

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

         Richard A. Condi. Mr. Condi is Vice President in charge of residential mortgage lending. Mr. Condi joined the Bank in 1979 and has served in various capacities in the Bank's lending department before being promoted to his current position in January 1991.

         Robert A. Cern. Mr. Cern joined the Company in May 1998 as Chief Financial Officer and Secretary. Mr. Cern is also Senior Vice President,
Secretary/Treasurer and Chief Financial Officer of the Bank. Prior to joining the Company, Mr. Cern was an independent financial consultant. From December 1995 to December 1996, Mr. Cern was Vice President and Chief Financial Officer of Associated Bank in Milwaukee, Wisconsin. Prior to this, Mr. Cern was Vice President of Marshall & Ilsey Corporation in Milwaukee, Wisconsin.

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

         Robert E. Whitfield, Jr. Mr. Whitfield joined the Bank in October 1997 as Vice President in charge of consumer lending. Mr. Whitfield served as Vice President of retail and commercial lending at Peoples First, FSB in Central City, Kentucky from October 1994 to October 1997. Prior to that, Mr. Whitfield was Vice President at Citizens National Bank of Kentucky, N.A. in Madisonville, Kentucky from July 1988 to October 1994.

Employees

         At March 31, 1998, the Bank had a total of 118 full-time and 23 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2. Properties

         The following table sets forth information concerning the main office and each branch office of the Bank at March 31, 1998. At March 31, 1998, the Bank's premises, office properties and equipment had an aggregate book value of approximately $7.0 million.

                                   Year     Owned or      Lease Expiration        Net Book
         Location                Acquired    Leased            Date                 Value
         --------                --------    ------            ----                 -----                      (In Thousands)
Main (Downtown) Office

 101 Southeast Third Street        1963       Owned            N/A                 $2,988
 Evansville, Indiana

Branch Offices

 University Heights
 4615 University Drive             1988       Owned            N/A                    376
 Evansville, Indiana

 Town Center
 201 Diamond Avenue                1981       Owned            N/A                    348
 Evansville, Indiana

 Green River Road
 123 South Green River Road        1978       Owned            N/A                    257
 Evansville, Indiana

 North Brook
 3820 First Avenue                 1978      Leased       November 2002               135(1)
 Evansville, Indiana

 West Franklin Street
 2131 West Franklin Street         1960       Owned            N/A                    176
 Evansville, Indiana

 Ross Center
 2521 Washington Avenue            1994       Owned            N/A                    759
 Evansville, Indiana

                                       39

                                   Year     Owned or      Lease Expiration        Net Book
         Location                Acquired    Leased            Date                 Value
         --------                --------    ------            ----                 -----
                                                   (In Thousands)
 Fort Branch
 810 East Locust Street            1987       Owned            N/A                    364
 Fort Branch, Indiana

 Jasper
 771 West Second Street            1991       Owned            N/A                    512
 Jasper, Indiana

 Newburgh
 8533 Bell Oaks Drive              1997       Owned            N/A                    847
 Newburgh, Indiana

 Oakland City
 410 West Morton Street            1984       Owned            N/A                    243
 Oakland City, Indiana

         (1) The Bank owns this branch's building and leases the land.

         The Bank maintains depositor and borrower customer files on an on-line basis with BISYS, Inc. The net book value of the data processing and computer equipment utilized by the Bank at March 31, 1998 was $448,160.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 1998.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related
           Security Holder Matters

         Page 47 and 48 of the attached 1998 Annual Report to Stockholders is herein incorporated by reference.


Item 6.  Selected Financial Data

         Pages 3 and 4 of the attached 1998 Annual Report to Stockholders is herein incorporated by reference.

Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations

         Pages 6 through 18 of the attached 1998 Annual Report to Stockholders are herein incorporated by reference.


Item 8.  Financial Statements and Supplementary Data

         Page 5 and 19 through 45 of the attached 1998 Annual Report to Stockholders are herein incorporated by reference.


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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Information concerning Directors of the Registrant is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on July 28, 1998, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year. Information concerning the business experience of the executive officers of the Company and the Bank contained in Part I of this 10-K is incorporated by reference herein.


Item 11.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on July 28, 1998, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on July 28, 1998, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 13.  Certain Relationships and Related Transactions

         Information concerning certain relationships and transactions is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on July 28, 1998, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K

         (a) (1)  Financial Statements:

         The following information appearing in the Registrant's Annual Report to Shareholders for the year ended March 31, 1998, is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.

                                                                     Pages in
                                                                      Annual
               Annual Report Section                                  Report
               ---------------------                                  ------

Independent Auditors' Report......................................     19
Consolidated Statements of Financial Condition
  at March 31, 1998 and 1997......................................     20

Consolidated Statements of Income for the Years Ended
  March 31, 1998, 1997 and 1996...................................     21

Consolidated Statements of Stockholders' Equity for the
  Years Ended March 31, 1998, 1997 and 1996.......................     22

Consolidated Statements of Cash Flows for Years Ended
  March 31, 1998, 1997 and 1998...................................     23-24

Notes to Consolidated Financial Statements........................     25-45

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

      24      Power of Attorney                             Not required

      27      Financial Data Schedule                       Not required

      28      Information from reports                      Not required
              furnished to state insurance
              regulatory authorities

      99      Additional Exhibits                           Not applicable

--------------
         *Filed as exhibits to the Company's Registration Statement on Form S-1 under the Securities Act of 1933, filed with the Securities and Exchange Commission on December 23, 1993 (Registration No. 33-73394). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

         **Filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 on June 29, 1995 (File No. 0-23370).

         ***Filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 on June 27, 1996 (File No. 0-23370)


         (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the three month period ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PERMANENT BANCORP, INC.


Date:    June 29, 1998                      By: /s/ Donald P. Weinzapfel
                                                ------------------------
                                                Donald P. Weinzapfel
                                                (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   /s/ Donald P. Weinzapfel                 By:   /s/ John R. Stone
      ------------------------                       -----------------
      Donald P. Weinzapfel                           John R. Stone, Director
      Chairman of the Board                    Date: June 29, 1998
       President and Chief Executive
       Officer (Principal Executive Officer)
Date: June 29, 1998

By:   /s/ Daniel F. Korb                       By:   /s/ Daniel L. Schenk
      ------------------                             --------------------
      Daniel F. Korb, Director                       Daniel L. Schenk, Director
Date: June 29, 1998                            Date: June 29, 1998


By:   /s/ John W. Forster                      By:   /s/ Jack H. Kinkel
      -------------------                            ------------------
      John W. Forster, Director                      Jack H. Kinkel, Director
Date: June 29, 1998                            Date: June 29, 1998


By:   /s/ Murray J. Brown                      By:   /s/ James W. Vogel
      -------------------                            ------------------
      Murray J. Brown, Director                      James W. Vogel, Director
Date: June 29, 1998                            Date: June 29, 1998


By:   /s/ James D. Butterfield                 By:   /s/ Robert L. Northerner
      ------------------------                       ------------------------
      James D. Butterfield, Director                 Robert L. Northerner, Director
Date: June 29, 1998                            Date: June 29, 1998


By:   /s/ James A. McCarty, Jr.                By:   /s/ Robert A. Cern
      -------------------------                      ------------------
      James A. McCarty, Jr., Director                Robert A. Cern, Chief Financial
                                                      Officer (Principal Financial and
                                                      Accounting Officer)
Date: June 29, 1998                            Date: June 29, 1998