Form 10-Q
period 1998-06-30
PERMANENT BANCORP INC
filed 1998-08-13
CIK 916604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 1998



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

                                Yes [ X ]   No [  ]

As of August 3, 1998, there were 4,130,350 shares of the Registrant's Common Stock outstanding.

                             PERMANENT BANCORP, INC.

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

                    Supplemental Data

   Item 3.   Quantitative & Qualitative Disclosures of Market Risk


PART  II. OTHER INFORMATION

                    Signatures

                                             PERMANENT BANCORP, INC.
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                   (UNAUDITED)


                                                                                   JUNE 30, 1998    MARCH 31, 1998
                                                                                    ------------     ------------
ASSETS:
   Cash .......................................................................     $  9,157,203     $  4,274,700
   Interest-bearing deposits ..................................................       20,589,817        1,808,159
                                                                                    ------------     ------------

   Total cash and cash equivalents ............................................       29,747,020        6,082,859

   Securities available for sale - at fair value (amortized cost $100,287,316
     and $105,529,613) ........................................................      100,418,966      105,618,621
   Mortgage-backed securities available for sale at fair value (amortized
   cost $59,286,410 and $62,368,921) ..........................................       60,119,981       62,652,286
   Mortgage-backed securities held to maturity (fair value $17,617,662
     and $19,119,093) .........................................................       17,398,009       18,861,416
   Other investments ..........................................................        1,100,826        1,100,826
   Loans (net of allowance for loan losses of $2,024,259 and $1,973,410) ......      267,603,568      225,349,258
   Interest receivable, net ...................................................        3,683,127        3,270,173
   Office properties and equipment, net .......................................        8,677,907        7,533,251
   Real estate owned ..........................................................           40,587           93,182
   Federal Home Loan Bank stock ...............................................        5,466,000        5,466,000
   Cash surrender value of life insurance .....................................        1,644,585        1,625,253
   Goodwill (net of accumulated amortization of $1,940,470 and $1,909,003) ....        8,002,709          452,912
   Other ......................................................................        2,821,298        1,008,463
                                                                                    ------------     ------------
TOTAL ASSETS ..................................................................     $506,724,583     $439,114,500
                                                                                    ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
   Deposits ...................................................................     $360,294,804     $282,942,123
   Federal Home Loan Bank advances ............................................       85,229,932       99,352,678
   Advance payments by borrowers for taxes and insurance ......................          551,362          979,859
   Interest payable ...........................................................        2,350,339        2,193,548
   Other ......................................................................       14,835,345       10,963,033
                                                                                    ------------     ------------
TOTAL LIABILITIES .............................................................      463,261,782      396,431,241
                                                                                    ------------     ------------

                                             PERMANENT BANCORP, INC.
                             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION -CONTINUED
                                                   (UNAUDITED)



                                                                                   JUNE 30, 1998    MARCH 31, 1998
                                                                                   ------------      ------------
STOCKHOLDERS' EQUITY:
   Serial Preferred Stock ($.01 par value) Authorized and unissued-
     1,000,000 shares
   Common Stock ($.01 par value) Authorized - 9,000,000 shares; issued -
     4,927,000 shares; Outstanding - 4,130,350 and 4,102,094 shares ...........           49,241           49,241
   Additional paid-in capital .................................................       24,679,473       24,525,662
   Treasury Stock - 664,390 and 682,674 shares ................................       (6,105,919)      (6,255,083)
   Retained Earnings - substantially restricted ...............................       25,206,382       25,127,127
   Unrealized gain on securities available for sale, net of deferred tax of
     $381,955 and $147,127 ....................................................          583,266          225,247
   ESOP Borrowing .............................................................         (654,638)        (714,150)
   Unearned compensation - restricted stock awards ............................         (295,004)        (274,785)
                                                                                    ------------     ------------
TOTAL STOCKHOLDERS' EQUITY ....................................................       43,462,801       42,683,259
                                                                                    ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY ...................................     $506,724,583     $439,114,500
                                                                                    ============     ============

See notes to consolidated financial statements.

                             PERMANENT BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                       -------------------------
                                                          1998           1997
                                                       ----------     ----------
INTEREST INCOME:
   Loans .........................................     $4,447,255     $4,287,820
   Mortgage-backed securities ....................      1,216,941      1,659,951
   Investment securities .........................      1,583,162      1,586,688
   Deposits ......................................         91,739         17,473
   Dividends on Federal Home Loan Bank stock .....        109,021        101,905
                                                       ----------     ----------
                                                        7,448,118      7,653,837
                                                       ----------     ----------
INTEREST EXPENSE:
   Deposits ......................................      3,421,324      3,404,019
   Federal Home Loan Bank advances ...............      1,279,422      1,417,928
   Short-term borrowings .........................                        28,951
                                                       ----------     ----------
                                                        4,700,746      4,850,898
                                                       ----------     ----------
NET INTEREST INCOME ..............................      2,747,372      2,802,939
PROVISION FOR LOAN LOSSES ........................         75,000         77,386
                                                       ----------     ----------
NET INTEREST INCOME AFTER LOAN LOSS
   PROVISION .....................................      2,672,372      2,725,553
                                                       ----------     ----------
OTHER INCOME:
   Service charges ...............................        381,914        226,811
   Gain on sale of loans .........................         26,205         19,371
   Gain on sale of real estate owned .............         32,453         13,241
   Commissions ...................................        163,394        127,686
   Gain on sale of investment and mortgage-backed
     securities ..................................         64,815          6,269
   Other .........................................        113,028        103,657
                                                       ----------     ----------
                                                          781,809        497,035
                                                       ----------     ----------

                             PERMANENT BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME - CONTINUED
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                       -------------------------
                                                          1998           1997
                                                       ----------     ----------
OTHER EXPENSE:
   Salaries and employee benefits ................      1,242,653      1,122,767
   Deposit insurance assessments .................         67,561         68,956
   Occupancy .....................................        211,126        198,577
   Equipment .....................................        160,090        163,472
   Computer service ..............................        154,760        125,083
   Advertising ...................................        113,699         88,914
   Postage and office supplies ...................         92,081         78,247
   Other .........................................        336,682        277,422
                                                       ----------     ----------
                                                        2,378,652      2,123,438
                                                       ----------     ----------
INCOME BEFORE INCOME TAXES .......................      1,075,529      1,099,150
INCOME TAX PROVISION .............................        448,181        461,228
                                                       ----------     ----------
NET INCOME .......................................     $  627,348     $  637,922
                                                       ==========     ==========

EARNINGS PER SHARE OF COMMON STOCK
   Basic .........................................     $     0.15     $     0.16
   Diluted .......................................     $     0.14     $     0.15
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic .........................................      4,109,308      4,023,342
   Diluted .......................................      4,374,732      4,262,776

See notes to consolidated financial statements

                                   PERMANENT BANCORP, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                               THREE MONTHS ENDED JUNE 30,
                                                             ------------------------------
                                                                   1998              1997
                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................     $    627,348      $    637,922
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation ...................................          125,949           133,007
        Amortization and accretion .....................           (9,393)          135,066
        Vesting of restricted stock awards .............                              4,760
        Provisions for loan and real estate owned losses           50,849            18,675
        Gain on sale of securities .....................          (64,814)           (7,770)
        Gain on sale of loans ..........................          (27,531)          (19,371)
        Gain on sale of real estate owned ..............          (32,453)
        ESOP shares earned .............................          133,609            80,020
  Changes in assets and liabilities:
     Proceeds from the sales of loans ..................        1,946,531           619,431
     Orgination of loans for resale ....................       (1,919,000)         (600,060)
     Other investments .................................                           (121,885)
     Interest receivable ...............................         (412,954)          350,897
     Deferred income tax ...............................                             (3,532)
     Other assets ......................................       (1,749,076)          (44,552)
     Interest payable ..................................          156,791           328,957
     Other liabilities .................................       12,313,284           684,938
                                                             ------------      ------------
   Net cash provided by operating activities ...........       11,139,140         2,196,503
                                                             ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash acquired through branch acquisitions ...........       26,872,394         4,578,736
   Loans originated ....................................      (28,456,848)      (17,814,339)
   Loan principal repayments ...........................       29,651,038        15,732,151
   Proceeds from:
      Maturities of securities available for sale ......       23,235,000         1,000,000
      Sales of:
          Securities available for sale ................        6,055,625        10,961,520
          Real estate owned ............................           84,886
      Purchases of:
          Securities available for sale ................      (32,976,023)      (11,825,781)
          Mortgage-backed securities available for sale        (4,274,459)       (9,634,234)
          Loans ........................................                         (3,174,080)
          FHLB Stock ...................................                           (221,400)
          Office properties and equipment ..............         (359,045)         (293,147)
   Payments on mortgage-backed securities ..............        8,743,325         3,704,484
   Increase in cash surrender value of life insurance ..          (19,332)          (18,390)
   Other ...............................................              162           (12,294)
                                                             ------------      ------------
   Net cash provided by (used in) investing activities .       28,556,723        (7,016,774)
                                                             ------------      ------------

                                   PERMANENT BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                         (UNAUDITED)


                                                               THREE MONTHS ENDED JUNE 30,
                                                             ------------------------------
                                                                  1998              1997
                                                             ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid ......................................         (225,306)         (157,113)
   Net change in deposits ..............................       (1,396,076)       (2,748,197)
   Receipts from FHLB advances .........................       27,000,000        71,150,000
   Payments on FHLB advances ...........................      (41,122,746)      (66,063,336)
   Principal repayment of ESOP borrowing ...............           59,513            59,513
   Advance payments by borrowers for taxes and insurance         (428,497)         (504,560)
   Net change in other borrowed funds ..................                            359,654
   Purchase of treasury stock ..........................                           (993,628)
   Sale of common stock ................................           81,410            44,310
                                                             ------------      ------------
   Net cash provided by (used in) financing activities .      (16,031,702)        1,146,643
                                                             ------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..............       23,664,161        (3,673,628)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......        6,082,859         6,364,476
                                                             ------------      ------------
CASH AND CASH DQUIVALENTS AT END OF PERIOD .............     $ 29,747,020      $  2,690,848
                                                             ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest .......................................     $  4,543,955      $  3,094,621
        Income taxes ...................................          475,000           100,000


See notes to consolidated financial statements.

                             PERMANENT BANCORP, INC.
                   Notes to Consolidated Financial Statements


1. BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Permanent Bancorp, Inc. (the "Company"), its wholly owned subsidiary, Permanent Federal Savings Bank, its wholly owned subsidiary, Perma-Service Corp, and its wholly owned subsidiary, Permanent Insurance Agency, Inc. (collectively the "Bank"). All significant intercompany accounts and transactions have been eliminated. These consolidated interim financial statements at June 30, 1998 and for the three month periods ended June 30, 1998 and 1997 have not been examined by independent auditors but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these statements be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

2. BRANCH ACQUISITION - On June 26, 1998 the Company acquired four branch banking offices from NBD, N.A. in a transaction to be accounted for as a purchase. The Company acquired approximately $79 million of deposit liabilities and $43 million of loans in the transaction. Included in the Consolidated Statements of Financial Condition at June 30, 1998 is approximately $7.6 million of goodwill related to the acquisition.

3. TWO -FOR-ONE STOCK SPLIT - In April, 1998 the Company announced a two-for-one stock split effected in the form of a 100% stock dividend paid on April 14, 1998. The consolidated financial statements, notes and other references to share and per share data have been retroactively restated for this stock dividend.

4. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130, "COMPREHENSIVE INCOME" - This statement requires that changes in the amounts of certain items, including foreign currency translation adjustments and unrealized gains and losses on certain securities be shown in the annual financial statements. FAS 130 does not require a specific format for the annual financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. This statement was adopted by the Company effective April 1, 1998 and all prior year financial statements will be reclassified for comparative purposes.

The following is a summary of the Company's total comprehensive income for the interim three month periods ended June 30, 1998 and 1997 under FAS 130:

                                                          Three Months Ended
                                                               June 30,
                                                      -------------------------
                                                         1998           1997
                                                      ----------     ----------
Net income .........................................  $  627,348     $  637,922
Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities:
          Unrealized holding gains
          arising during period ....................     352,275        925,321
     Reclassification adjustment for
          losses included in net income ............       5,744            566
                                                      ----------     ----------
Other comprehensive income .........................     358,019        925,887
                                                      ----------     ----------
COMPREHENSIVE INCOME ...............................  $  985,367     $1,563,809
                                                      ==========     ==========



5. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". - The statement is not required to be applied to interim reporting and will be applied in the Company's fiscal 1999 annual financial statements. The statement requires financial disclosure and descriptive information about reportable operating segments. Upon its adoption, this statement may result in additional financial statement disclosures.

6. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS" - This statement was issued on June 16, 1998 and is effective for all quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in financial contracts and for hedging. The Company is currently evaluating the statement to determine the impact, if any, that it will have on its results of operations or financial condition.

7. CHANGES IN PRESENTATION - Certain amounts and items appearing in the financial statements for the quarter ended June 30, 1997 have been reclassified to conform with June 30, 1998 presentation.

                             PERMANENT BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Permanent Bancorp, Inc. (the "Company") is a bank holding company which owns 100% of the capital stock of Permanent Federal Savings Bank (the "Bank") and has no other subsidiaries. Material changes in the Consolidated Statements of Financial Condition and Consolidated Statements of Income, except where noted are primarily attributable to the operations of the Bank.

INFORMATION SYSTMES AND THE YEAR 2000

As is the case with most other companies using computers in its operations, the Company is in the process of addressing the Year 2000 problem. The Company is currently engaged in a comprehensive project to ascertain that the computer programs it utilizes, both internally generated and those provided by outside sources, will consistently and properly recognize the Year 2000. Many of the Company's significant systems used to generate both internal reports and external documents (such as account statements and year-end tax reports) are generated by an outside provider of data processing services which has represented these systems will be Year 2000 compliant. The Company has initiated contingency processing plans should this supplier not become Year 2000 compliant in a timely manner. The Company is in the process of obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant.

The Company has utilized and will continue to utilize both internal and external resources to reprogram or replace and test all of its software for Year 2000 compliance and the Company expects to complete the project in early calendar year 1999. The estimated cost for this project is being funded through operating cash flows. No assurance can be given by the Company that either it or its vendors will be Year 2000 compliant and failure by the Company and/or significant vendors to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations.

QUARTER ENDED JUNE 30, 1998 COMPARED TO JUNE 30, 1997

NET INTEREST INCOME - Net interest income before provision for loan losses decreased by $55,600 or approximately 2.0% for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997. This decrease was primarily attributable to an eight basis point (.08%) decrease in interest rate spread from the comparable quarter of 1997.

Net interest income after provision for loan losses decreased by $53,000, or approximately 2.0% for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997. The decrease was smaller than the decrease in net interest income before provision for loan losses because of a slight decrease in the loss provision reflecting a decrease in the level of non-performing loans.

INTEREST INCOME - Total interest income for the three months ended June 30, 1998 decreased $206,000, or approximately 2.7% from the three month period ended June 30, 1997. This decrease was primarily attributable to a decrease of 13 basis points (.13%) on the interest rate earned on earning assets from the comparable quarter of 1997. Average interest earning assets at the Bank decreased by approximately $2.7 million from the quarter ended June 30, 1997 to the quarter ended June 30, 1998.

INTEREST EXPENSE - Total interest expense decreased by $150,000, or approximately 3.1% during the three months ended June 30, 1998 compared to the three months ended June 30, 1997, primarily due to a decrease in the cost of interest-bearing liabilities of 5 basis points (.05%). Average interest-bearing liabilities at the Bank decreased by approximately $8.1 from the comparable quarter of 1997.

OTHER INCOME - Total other income increased by $285,000 during the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997. Service charges increased $155,000 and commissions increased $36,000 during the quarter ended June 30, 1998 compared to the same quarter of 1997. During the quarter ended June 30, 1998 the Company had gains on sales of loans of $26,000 compared to $19,000 during the quarter ended June 30, 1997 and recognized gains of $65,000 on sales of investment and mortgage-backed securities compared to gains of $6,000 during the quarter ended June 30, 1997. The Company recognized gains on the sale of real estate owned of $32,000 during the current year quarter compared to gains of $13,000 during the previous year's quarter.

OTHER EXPENSE - Other expense increased a total of $255,000 during the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997. Salaries and employee benefits increased by $120,000 during the quarter ended June 30, 1998 compared to the same period in 1997, with $51,000 of the increase representing increased salaries and the balance representing higher benefit costs primarily as a result of higher expense recognition on the Company's employee stock ownership plan due to increased market value of Company stock. Occupancy expenses increased by $13,000 and equipment and computer expenses increased by $26,000 from the comparable period in the prior year. Advertising expenses were $25,000 higher than during the quarter ended June 30, 1997 due principally to costs incurred in conjunction with branch acquisitions. For this same reason postage and office supplies were $14,000 higher during the quarter ended June 30, 1998 compared to the three months ended June 30, 1997. The remaining other expense categories were $59,000 higher during the quarter ended June 30, 1998 than during the quarter ended June 30, 1997, with the most significant change being an increase of $25,000 in loan related expense.

INCOME TAXES - Provisions for income taxes amounted to $448,000, or 41.7% of income before taxes during the quarter ended June 30, 1998 compared to $461,000, or 41.9% of income before taxes during the quarter ended June 30, 1997.

FINANCIAL CONDITION JUNE 30, 1998 COMPARED TO MARCH 31, 1998

The Company's total assets at June 30, 1998 were $506.7 million representing an increase of $67.6 million, or 15.4%, from March 31, 1998. Investment and mortgage-backed securities, including those classified as available for sale, decreased by $9.2 million to $177.9 million at June 30, 1998 from $187.1 million at March 31, 1998. Net loans increased by $42.3 million to $267.6 million at June 30, 1998 compared to $225.3 million at March 31, 1998, as a result of the Company's acquisition of additional branch offices.

During June, 1998 the Bank purchased deposits amounting to approximately $78.7 million, loans amounting to approximately $43.4 million, and certain other assets of four branch offices of NBD, N.A. located in Evansville, Indiana. As part of the transaction the Bank purchased two of the branch banking facilities, including land, and assumed the lease liabilities for the other two branch facilities.

Loans acquired in the branch acquisition included consumer line of credit loans of approximately $7.8 million, other consumer loans of approximately $11.4 million, commercial real estate loans of approximately $800,000 and commercial loans of approximately $23.4 million. Approximately 86% of the Company's loan growth from March 31, 1998 to June 30, 1998 was the result of this transaction.

Non-performing assets were at $904,000 and $1.1 at June 30, 1998, and at March 31, 1998, respectively, compared to $4.7 million at June 30, 1997. As of June 30, 1998, the Bank's loan loss allowance was $2,024,259. Although no assurance can be provided, management believes this amount to be sufficient based upon historical averages and current trends. Based on management's analysis of classified and non-performing assets, loss histories and future projections, the allowance for loan losses (presented below in tabular form) was deemed by management to be adequate at June 30, 1998. The Bank conducts an on-going review of its loan portfolio for potential problems and is currently focusing its analysis on the loans acquired as part of the branch acquisition described above.

                                           1998             1997
                                        ----------       ----------
Balance, April 1                        $1,973,410       $2,126,225
Provision for loan losses                   75,000           77,386
Net charge offs                            (24,151)         (58,711)
                                        ----------       ----------
Balance, June 30                        $2,024,259       $2,144,900
                                        ==========       ==========


Federal Home Loan Bank advances decreased by $14.1 million to $85.2 million at June 30, 1998 compared to $99.4 million at March 31, 1998 and, as a result of the acquisition described above, deposits increased by $77.4 million to $360.3 million at June 30, 1998 compared to $282.9 million at March 31, 1998. Substantially all of the Company's deposit growth from March 31, 1998 to June 30, 1998 is attributable to the branch acquisitions.

Total stockholders' equity increased by $800,000 to $43.5 million at June 30, 1998 from $42.7 million at March 31, 1998. The increase was attributable to an increase of $358,000 in net unrealized gains on securities available for sale, retention of earnings, reduction of Employee Stock Ownership Plan liability, vesting of restricted stock awards and through the exercise of stock options resulting in the sale of 16,282 shares of treasury stock at $5.00 per share. Decreases resulted from the declaration of $255,000 in dividends.

LIQUIDITY AND CAPITAL RESOURCES - The standard measure of liquidity for the thrift industry is the ratio of cash and eligible investments to a certain percentage of borrowings due within one year and net withdrawable deposit accounts. The minimum required level is currently set by OTS regulation at 4%. At June 30, 1998, the Bank's liquidity ratio was 66.15%. Historically, the Bank has maintained its liquid assets which qualify for purposes of the OTS liquidity regulations above the minimum requirements imposed by such regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt, and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds while deposit flows are influenced significantly by the level of interest rates and general money market conditions.

Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At June 30, 1998, the Bank had $85.2 million in such borrowings. As of that date, the Bank had commitments to fund loans of approximately $18 million (which includes unfunded lines and letters of credit of approximately $12.7 million) and purchase investment securities of approximately $12 million. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.


The  following  table  sets  forth  the  Bank's   compliance  with  its  capital
requirements at June 30, 1998.

                                                 Amount              Percent (*)
                                               -----------             -----
Core Capital:
     Capital level ....................        $31,189,589              6.28%
     Requirement ......................         19,862,039              4.00%
                                               -----------             -----
     Excess ...........................        $11,327,550              2.28%
                                               ===========             =====

Risk-Based Capital:
     Capital level ....................        $33,142,480             13.67%
     Requirement ......................         19,396,940              8.00%
                                               -----------             -----
     Excess ...........................        $13,745,540              5.67%
                                               ===========             =====



(*) Core capital is computed as a percentage of adjusted total assets of $496,550,975. Risk-based capital is computed as a percentage of risk-weighted assets of $242,461,756.

SUPPLEMENTAL DATA
                                                              Three Months Ended
                                                                   June 30,
                                                              1998        1997
                                                             ------       -----
Weighted average interest rate earned on
   total interest-earning assets .......................      7.33%       7.46%
Weighted average cost of total
   interest-bearing liabilities ........................      4.99%       5.04%
Interest rate spread during period .....................      2.34%       2.42%

Net yield on interest-earning assets
   (net interest income divided by average
   interest-earning assets on annualized basis) ........      2.70%       2.73%
Total interest income divided by average
   total assets (on annualized basis) ..................      6.98%       7.15%
Total interest expense divided by
   average total assets (on annualized basis) ..........      4.41%       4.53%
Net interest income divided by average
   total assets (on annualized basis) ..................      2.57%       2.62%

Return on assets (net income divided by
   average total assets on annualized basis) ...........      0.59%       0.60%
Return on equity (net income divided by
   average total equity on annualized basis) ...........      5.83%       6.48%

Interest rate spread at end of period ..................      2.49%       2.38%

                                                                Data as of
                                                           June 30,     March 31,
                                                            1998          1998
                                                           ------        ------
                                                              (IN THOUSANDS)

NONPERFORMING ASSETS:
Loans:  Non-accrual ................................       $  810        $  911
             Restructured ..........................            0             0
                                                           ------        ------
Total nonperforming loans ..........................       $  810        $  911
             Real estate owned, net ................           41            93
             Other repossessed assets, net .........           53            81
                                                           ------        ------
Total Nonperforming Assets .........................       $  904        $1,085
                                                           ======        ======


Nonperforming assets divided by total assets .......          .18%          .25%
Nonperforming loans divided by total loans .........          .30%          .40%
Balance in Allowance for Loan Losses ...............       $2,024        $1,973

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Office of Thrift Supervision (OTS) requires each thrift institution to calculate the estimated change in the institution's market value of portfolio equity (MVPE) assuming an instantaneous, parallel shift in the Treasury yield curve of 100 to 400 basis points either up or down in 100 basis point increments. MVPE is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. The OTS permits institutions to perform this MVPE analysis using their own internal model based upon reasonable assumptions.

The Company has determined that, as of June 30, 1998, there has been no material change in prepayment assumptions or the estimated sensitivity of the Company's MVPE to parallel yield curve shifts in comparison to the disclosures set forth in the Company's 1998 annual report to shareholders.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings
           Other than ordinary routine litigation incidental to the business, there are no material pending legal proceedings to which the Company or the Bank are a party.

ITEM 2.  Changes in Securities
           None

ITEM 3.  Defaults Upon Senior Securities
           None

ITEM 4.  Submission of Matters to a vote of Security Holders
           None

ITEM 5.  Other Information
           If a stockholder proposal is not received by the Company by February 26, 1999, but otherwise meets the Company's eligibility requirements to be presented at the next Annual Meeting of Stockholders, the persons named in the Company's form of proxy and acting thereon will have the discretion to vote on any such proposal in accordance with their best judgement if the proposal is received at the Company's main office later than April 21, 1999.

ITEM 6.  Exhibits and Reports on Form 8-K
           (a) Exhibits
                None.

           (b)  Reports on Form 8-K
                A Form 8-K was filed on April 13, 1998, with the Securities and Exchange Commission, regarding a press release dated April 9, 1998, announcing the election of Daniel L. Schenk as a director of the registrant.

                A Form 8-K was filed May 7, 1998, with the Securities and Exchange Commission, regarding a press release dated April 30, 1998 announcing the date of the annual meeting and the record date for voting purposes.

                A Form 8-K was filed on June 23, 1998, with the Securities and Exchange Commission, regarding a press release dated June 18, 1998, announcing an increase in the regular quarterly cash dividend and the record date for payment purposes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PERMANENT BANCORP, INC.


Date:  August 13, 1998               By /s/  Donald P. Weinzapfel
       ---------------                  -------------------------
                                        Donald P. Weinzapfel,
                                        Chairman of the Board,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Date:  August 13, 1998               By /s/ Robert A. Cern
       ---------------                  -------------------
                                        Robert A. Cern
                                        Chief Financial Officer and Secretary
                                        (Principal Financial Accounting Officer)