Form 10-Q
period 1998-09-30
PERMANENT BANCORP INC
filed 1998-11-16
CIK 916604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998



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

                                Yes [ X ]   No [  ]



As of November 9, 1998, there were 3,859,098 shares of the Registrant's Common Stock outstanding.

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

                    Notes to Consolidated Financial Statements

   Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

                    Supplemental Data

   Item 3.   Quantitative & Qualitative Disclosures of Market Risk


PART  II.  OTHER INFORMATION

                    Signatures

                                            PERMANENT BANCORP, INC.
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                  (UNAUDITED)


                                                                                 September 30,     March 31,
                                                                                     1998             1998
                                                                                 ------------     ------------
ASSETS:
   Cash ....................................................................     $  6,686,087     $  4,274,700
   Interest-bearing deposits ...............................................       11,868,825        1,808,159
                                                                                 ------------     ------------

   Total cash and cash equivalents .........................................       18,554,912        6,082,859

   Securities available for sale - at fair value (amortized cost $95,118,385
     and $105,529,613) .....................................................       95,462,255      105,618,621
   Mortgage-backed securities available for sale at fair value (amortized
   cost $46,897,643 and $62,368,921) .......................................       47,661,574       62,652,286
   Mortgage-backed securities held to maturity (fair value $16,324,314
     and $19,119,093) ......................................................       16,113,992       18,861,416
   Other investments .......................................................        1,171,347        1,100,826
   Loans (net of allowance for loan losses of $2,045,942 and $1,973,410) ...      285,270,126      225,349,258
   Interest receivable, net ................................................        3,155,700        3,270,173
   Office properties and equipment, net ....................................        8,739,924        7,533,251
   Real estate owned .......................................................           10,413           93,182
   Federal Home Loan Bank stock ............................................        5,466,000        5,466,000
   Cash surrender value of life insurance ..................................        2,248,917        1,625,253
   Goodwill (net of accumulated amortization of $2,130,606 and $1,909,003) .        9,801,420          452,912
   Other ...................................................................        9,172,479        1,008,463
                                                                                 ------------     ------------
TOTAL ASSETS ...............................................................     $502,829,059     $439,114,500
                                                                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
   Deposits ................................................................     $351,254,152     $282,942,123
   Federal Home Loan Bank advances .........................................       96,013,124       99,352,678
   Other Long-Term Debt ....................................................        4,153,875
   Advance payments by borrowers for taxes and insurance ...................          905,032          979,859
   Interest payable ........................................................        2,162,129        2,193,548
   Other ...................................................................        8,253,370       10,963,033
                                                                                 ------------     ------------
TOTAL LIABILITIES ..........................................................      462,741,682      396,431,241
                                                                                 ------------     ------------

                                            PERMANENT BANCORP, INC.
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                  (UNAUDITED)
                                                  (continued)


                                                                                 September 30,     March 31,
                                                                                     1998             1998
                                                                                 ------------     ------------
STOCKHOLDERS' EQUITY:
   Serial Preferred Stock ($.01 par value) Authorized and unissued-
     1,000,000 shares
   Common Stock ($.01 par value) Authorized - 9,000,000 shares; issued -
     4,927,000 shares; Outstanding - 3,858,898 and 4,102,094 shares ........           49,212           49,241
   Additional paid-in capital ..............................................       24,777,513       24,525,662
   Treasury Stock - 947,244 and 682,674 shares .............................      (10,080,753)      (6,255,083)
   Retained Earnings - substantially restricted ............................       25,561,453       25,127,127
   Unrealized gain on securities available for sale, net of deferred tax of
     $437,720 and $147,127 .................................................          670,081          225,247
   ESOP Borrowing ..........................................................         (595,125)        (714,150)
   Unearned compensation - restricted stock awards .........................         (295,004)        (274,785)
                                                                                 ------------     ------------
TOTAL STOCKHOLDERS' EQUITY .................................................       40,087,377       42,683,259
                                                                                 ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY ................................     $502,829,059     $439,114,500
                                                                                 ============     ============

See notes to consolidated financial statements

                                      PERMANENT BANCORP, INC. AND SUBSIDIARY
                                              PERMANENT BANCORP, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)



                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                      ---------------------------     ---------------------------
                                                          1998            1997            1998            1997
                                                      -----------     -----------     -----------     -----------
INTEREST INCOME:
   Loans ........................................     $ 5,699,498     $ 4,372,781     $10,146,753     $ 8,660,601
   Mortgage-backed securities ...................       1,152,247       1,818,734       2,369,188       3,478,685
   Investment securities ........................       1,586,876       1,465,321       3,170,038       3,052,009
   Deposits .....................................          50,464          14,372         142,203          31,845
   Dividends on Federal Home Loan Bank stock ....         110,634         112,875         219,655         214,780
                                                      -----------     -----------     -----------     -----------
                                                        8,599,719       7,784,083      16,047,837      15,437,920
                                                      -----------     -----------     -----------     -----------
INTEREST EXPENSE:
   Deposits .....................................       3,998,808       3,419,637       7,420,132       6,823,656
   Federal Home Loan Bank advances ..............       1,201,856       1,564,765       2,481,278       2,982,693
   Long-term borrowings .........................          29,374                          29,374
   Short-term borrowings ........................                          16,876                          45,827
                                                      -----------     -----------     -----------     -----------
                                                        5,230,038       5,001,278       9,930,784       9,852,176
                                                      -----------     -----------     -----------     -----------
NET INTEREST INCOME .............................       3,369,681       2,782,805       6,117,053       5,585,744
PROVISION FOR LOAN LOSSES .......................          75,000          75,164         150,000         152,550
                                                      -----------     -----------     -----------     -----------
NET INTEREST INCOME AFTER LOAN LOSS
   PROVISION ....................................       3,294,681       2,707,641       5,967,053       5,433,194
                                                      -----------     -----------     -----------     -----------
OTHER INCOME:
   Service charges ..............................         483,172         233,675         865,086         460,486
   Gain on sale of loans ........................          34,222          29,258          60,427          48,629
   Gain on sale of real estate owned ............          13,656          27,436          46,109          40,677
   Commissions ..................................         140,298         171,837         303,692         299,523
   Gain on sale of investment and mortgage-backed
     securities .................................          88,146           4,016         152,961          10,285
   Other ........................................         113,507          63,762         226,535         167,419
                                                      -----------     -----------     -----------     -----------
                                                          873,001         529,984       1,654,810       1,027,019
                                                      -----------     -----------     -----------     -----------

                                      PERMANENT BANCORP, INC. AND SUBSIDIARY
                                              PERMANENT BANCORP, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)
                                                    (continued)



                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                      ---------------------------     ---------------------------
                                                          1998            1997            1998            1997
                                                      -----------     -----------     -----------     -----------
OTHER EXPENSE:
   Salaries and employee benefits ...............       1,524,548       1,132,894       2,767,201       2,255,661
   Deposit insurance assessments ................          70,618          69,223         138,179         138,179
   Occupancy ....................................         194,048         204,590         405,174         403,167
   Equipment ....................................         187,110         158,837         347,200         322,309
   Computer service .............................         225,445         138,460         380,205         263,543
   Advertising ..................................         136,747          84,038         250,446         172,952
   Postage and office supplies ..................         187,265          66,474         279,346         144,721
   Other ........................................         540,503         286,239         877,185         563,661
                                                      -----------     -----------     -----------     -----------
                                                        3,066,284       2,140,755       5,444,936       4,264,193
                                                      -----------     -----------     -----------     -----------
INCOME BEFORE INCOME TAXES ......................       1,101,398       1,096,870       2,176,927       2,196,020
INCOME TAX PROVISION ............................         415,539         451,966         863,720         913,194
                                                      -----------     -----------     -----------     -----------
NET INCOME ......................................     $   685,859     $   644,904     $ 1,313,207     $ 1,282,826
                                                      ===========     ===========     ===========     ===========

EARNINGS PER SHARE OF COMMON STOCK
   Basic ........................................     $      0.17     $      0.16     $      0.32     $      0.32
   Diluted ......................................     $      0.16     $      0.15     $      0.30     $      0.30
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic ........................................       4,014,550       4,036,192       4,061,701       4,029,802
   Diluted ......................................       4,249,693       4,278,000       4,315,675       4,270,520

See notes to consolidated financial statements

                                   PERMANENT BANCORP, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                             SIX MONTHS ENDED SEPTEMBER 30,
                                                             ------------------------------
                                                                  1998              1997
                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................     $  1,313,207      $  1,282,826
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation ...................................          258,127           267,273
        Amortization and accretion .....................          552,024           163,855
        Vesting of restricted stock awards .............                              4,760
        Provisions for loan and real estate owned losses           72,532            57,658
        (Gain) on sale of securities ...................         (152,961)          (10,285)
        (Gain) on sale of loans ........................          (60,427)          (48,629)
        Loss on sale of bank premises ..................                                119
        (Gain) on sale of real estate owned ............          (46,109)          (40,677)
        ESOP shares earned .............................          231,623           165,597
  Changes in assets and liabilities:
     Proceeds from the sales of loans ..................        4,392,468         1,921,689
     Origination of loans for resale ...................       (4,332,000)       (1,873,060)
     Other investments .................................          (51,998)         (126,203)
     Interest receivable ...............................          114,473            (2,701)
     Other assets ......................................       (2,052,202)            1,472
     Interest payable ..................................           31,419            22,470
     Other liabilities .................................       (2,709,704)          742,004
                                                             ------------      ------------
   Net cash provided by (used in )operating activities .       (2,439,528)        2,528,168
                                                             ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash acquired through branch acquisitions ...........       26,872,394         4,578,736
   Loans originated ....................................      (56,251,768)      (33,644,339)
   Loan principal repayments ...........................       44,588,930        31,708,431
   Proceeds from:
      Maturities of:
          Securities available for sale ................       66,935,465         7,000,000
          Securities held to maturity ..................                             25,000
      Sales of:
          Securities available for sale ................       30,607,069        12,295,958
          Real estate owned ............................          115,060            68,900
      Purchases of:
          Securities available for sale ................      (79,417,891)      (17,825,781)
          Mortgage-backed securities available for sale       (14,652,047)      (13,576,118)
          Equity Investments ...........................                           (250,000)
          Loans ........................................       (5,099,080)       (3,731,733)
          FHLB Stock ...................................                           (273,400)
          Office properties, equipment and land ........         (556,808)         (265,998)
   Payments on mortgage-backed securities ..............       16,243,701         8,886,296
   Increase in cash surrender value of life insurance ..         (623,664)          (36,780)
   Other ...............................................                            (10,513)
                                                             ------------      ------------
   Net cash provided by (used in) investing activities .       28,761,361        (5,051,341)
                                                             ------------      ------------

                            (continued to next page)

                                                                SIX MONTHS ENDED SEPTEMBER 30,
                                                                ------------------------------
                                                                  1998                1997
                                                               -----------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid ......................................          (480,263)     ($    367,165)
   Net change in deposits ..............................       (10,436,728)        (7,563,383)
   Receipts from FHLB advances .........................        88,000,000        131,800,000
   Payments on FHLB advances ...........................       (91,339,554)      (123,222,726)
   Principal repayment of ESOP borrowing ...............           119,026            119,026
   Advance payments by borrowers for taxes and insurance           (74,827)           (94,186)
   Net change in other borrowed funds ..................                              544,235
   Net change in long-term debt ........................         4,153,875
   Purchase of treasury stock ..........................        (4,163,316)          (993,628)
   Sale of common stock ................................            90,390             77,160
                                                             -------------      -------------
   Net cash provided by (used in) financing activities .       (14,131,397)           299,333
                                                             -------------      -------------
NET (INCREASE) IN CASH AND CASH EQUIVALENTS ............        12,190,436         (2,223,840)
                                                             -------------      -------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......         6,364,476          6,364,476
                                                             -------------      -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............        18,554,912          4,140,636
                                                             =============      =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest .......................................        $9,962,203      $   6,821,479
        Income taxes ...................................           850,000            703,000

   Noncash transactions:
        Transfers from loans to real estate owned ......                               22,001

See notes to consolidated financial statements.

                             PERMANENT BANCORP, INC.
                   Notes to Consolidated Financial Statements


1. BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Permanent Bancorp, Inc. (the "Company"), its wholly owned subsidiary, Permanent Federal Savings Bank, its wholly owned subsidiary, Perma-Service Corp, and its wholly owned subsidiary, Permanent Insurance Agency, Inc. (collectively the "Bank"). All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements at September 30, 1998 and for the three and six month periods ended September 30, 1998 and 1997 have not been examined by independent auditors but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods.

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

2. BRANCH ACQUISITION - On June 26, 1998 the Company acquired four branch banking offices from NBD, N.A. in a transaction accounted for as a purchase. The Company acquired approximately $79 million of deposit liabilities and $43 million of loans in the transaction. Included in the Consolidated Statements of Financial Condition at September 30, 1998 is approximately $9.4 million of goodwill related to the acquisition, net amortization of approximately $159,000.

Generally accepted accounting principles provide for an allocation period, generally not to exceed one year, to identify and quantify the fair value of assets acquired and liabilities assumed. Therefore, the allocations reflected in the accompanying financial statements are subject to change as additional information concerning fair values becomes available.

3. STOCK DIVIDEND - In April, 1998 the Company announced a two-for-one stock split effected in the form of a 100% stock dividend paid on April 14, 1998. The consolidated financial statements, notes and other references to share and per share data have been retroactively restated for this stock dividend.

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

The following is a summary of the Company's total comprehensive income for the interim three month and six month periods ended September 30, 1998 and 1997 under FAS 130:

                                                       Three Months Ended          Six Months Ended
                                                         September 30,                September 30,
                                                     1998           1997          1998            1997
                                                  ----------     ----------     ----------     ----------
Net income ..................................     $  685,859     $  644,904     $1,313,207     $1,282,826
Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities:
          Unrealized holding gains
          arising during period .............        145,961        717,651        537,207        932,098
     Reclassifications adjustment for (gains)
          losses included in net income .....        (53,231)        (2,422)       (92,373)        (6,211)
                                                  ----------     ----------     ----------     ----------
Other comprehensive income ..................         92,730        715,229        444,834        925,887

COMPREHENSIVE INCOME ........................     $  778,589     $1,360,133     $1,758,041     $2,208,713
                                                  ==========     ==========     ==========     ==========

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

6. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS" - This statement was issued on June 16, 1998 and is effective for all quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in financial contracts and for hedging. The Company adopted this statement as of October 1, 1998. Except as noted below, adoption of this statement is not expected to have a significant impact on the financial condition, results of operations or cash flows of the Company.

As permitted by the statement, the Company, as of October 1, 1998, transferred debt securities previously classified as held-to-maturity into the available-for-sale category. As of September 30, 1998 these securities had a book value of $16,113,992 and a fair value of $16,324,314.

7. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 134, "ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE." This statement was issued on October 9, 1998 and is effective for fiscal quarters beginning after December 15, 1998. This statement conforms the accounting for securities retained after securitization of mortgage loans by a mortgage banking enterprise with the accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. The Company is currently evaluating the statement to determine the impact, if any, that it will have on its results of operations or financial condition.

8. COMPANY BORROWING - On August 25, 1998, the Company borrowed $4,153,875 from an unaffiliated financial institution to purchase 302,100 shares of its common stock. The debt is secured by the Bank stock owned by the Company. Interest only on the debt is payable quarterly and is, at the option of the Company, based upon the prime rate or the ninety day LIBOR rate plus 1.80%.

Annual principal repayments in the amount of $500,000 commence on February 29, 2000 and continue until August 15, 2003 at which time any principal which remains outstanding is due and payable. The Company may repay principal at anytime without penalty.

The loan agreement requires that the Company maintain minimum levels of capital (as regulatorily defined), attain a defined minimum annual return on assets and maintain a defined level of loan loss reserve to non-performing loans. In addition, the loan agreement specifies that non-performing loans shall not exceed 25% of equity. The Company is in compliance with the loan requirements as of September 30, 1998.

9. CHANGES IN PRESENTATION - Certain amounts and items appearing in the financial statements for the quarter ended September 30, 1997 have been reclassified to conform with September 30, 1998 presentation.

                             PERMANENT BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Permanent Bancorp, Inc. (the "Company") is a bank holding company which owns 100% of the capital stock of Permanent Federal Savings Bank (the "Bank") and has no other subsidiaries. Material changes in the Consolidated Statements of Financial Condition and Consolidated Statements of Income, except where noted are attributable primarily to the operations of the Bank.

INFORMATION SYSTEMS AND THE YEAR 2000

As is the case with most other companies using computers in its operations, the Company is currently engaged in a comprehensive project to ascertain that the computer programs it utilizes, both internally generated and those provided by outside sources, will consistently and properly recognize the year 2000. Many of the Company's significant systems used to generate both internal reports and external documents (such as account statements and year-end tax reports) are generated by an outside provider of data processing services which has represented these systems will be Year 2000 compliant. The Company has initiated contingency processing plans should this supplier not become Year 2000 compliant in a timely manner. The Company is in the process of obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant.

The Company has utilized and will continue to utilize both internal and external resources to reprogram or replace and test all of its software for Year 2000 compliance and the Company expects to complete the project in early calendar year 1999. The estimated cost for this project is being funded through operating cash flows. While the Company believes it is taking reasonable steps to assure Year 2000 compliance, and to date is satisfied with the results of its evaluation and testing procedures, no assurance can be given by the Company that either it or its vendors will be Year 2000 compliant and failure by the Company and/or significant vendors to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations.


FORWARD LOOKING STATEMENTS

When used in this Form 10-Q and in future filings with the SEC, in the Company's press releases or other public or shareholder communications, as well as in oral statements made by the executive officers of the Company or its primary subsidiary, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "project," or similar expresssions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatoroy agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect its financial performances and could cause its actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake -- and specifically declines any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997

NET INTEREST INCOME - Net interest income before provision for loan losses increased by $586,876 or approximately 21.1% for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. This increase is primarily the result of the acquisition of assets and liabilities of branch locations from NBD Bank, N.A..

Net interest income after provision for loan losses increased by $587,040, or approximately 21.7% for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. The increase was larger than the increase in net interest income before provision for loan losses because of a slight decrease in the loss provision reflecting a decrease in the level of non-performing loans.

INTEREST INCOME - Total interest income for the three months ended September 30, 1998 increased $815,636, or approximately 10.5% from the three month period ended September 30, 1997. This increase occurred despite a decrease of 10 basis points (.10%) on the interest rate earned on earning assets from the comparable quarter of 1997, since average interest earning assets at the Bank increased by approximately $56 million from the quarter ended September 30, 1997 to the quarter ended September 30, 1998.

INTEREST EXPENSE - Total interest expense increased by $228,760 or approximately 4.6% during the three months ended September 30, 1998 compared to the three months ended September 30, 1997, despite a decrease in the cost of interest-bearing liabilities of 49 basis points (.49%) which was offset by an increase in average interest-bearing liabilities at the Bank of approximately $77.3 million from the comparable quarter of 1997.

OTHER INCOME - Total other income increased by $343,017 during the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. Service charges increased $249,497 during the quarter ended September 30, 1998 compared to the same quarter of 1997. During the quarter ended September 30, 1998 the Company had gains on sales of loans of $34,222 compared to $29,258 during the quarter ended September 30, 1997 and recognized gains of $88,146 on sales of investment and mortgage-backed securities compared to gains of $4,016 during the quarter ended September 30, 1997. The Company recognized gains on the sale of real estate owned of $13,656 during the current year quarter compared to gains of $27,436 during the previous year's quarter. Commissions were $140,298 for the quarter ended September 30, 1998 compared to $171,837 for the quarter ended September 30, 1997.

OTHER EXPENSE - Other expense increased a total of $925,529 during the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. Salaries and employee benefits increased by $391,654 during the quarter ended September 30, 1998 compared to the same period in 1997, primarily as a result of additional personnel acquired in the branch acquisitions. Occupancy expenses decreased by $10,542 and equipment and computer expenses increased by $28,723 and $86,985, respectively, from the comparable period in the prior year. Advertising expenses were $52,709 higher than during the quarter ended September 30, 1997 due principally to costs incurred in conjunction with branch acquisitions. For this same reason postage and office supplies were $120,791 higher during the quarter ended September 30, 1998 compared to the three months ended September 30, 1997. The remaining other expense categories were $255,209 higher during the quarter ended September 30, 1998 than during the quarter ended September 30, 1997, with the most significant change being an increase of $158,668 in amortization of goodwill.

INCOME TAXES - Provisions for income taxes amounted to $415,539, or 37.7% of income before taxes during the quarter ended September 30, 1998 compared to $451,966, or 41.2% of income before taxes during the quarter ended September 30, 1997.

SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1997.

NET INTEREST INCOME - Net interest income before provision for loan losses increased by $531,309 or 9.5% for the six months ended September 30, 1998 compared to the six months ended September 30, 1997.

Net interest income after loan loss provisions increased by $533,859, or 9.8% for the six months ended September 30, 1998 compared to the six months ended September 30, 1997. The increase was larger than the increase in net interest income before provision for loan losses because of a decrease of $2,550 in the provision for loan losses during the first six months of fiscal 1999 compared to the prior year.

INTEREST INCOME - Total interest income for the six months ended September 30, 1998 increased $609,917, or 4.0% , from the six month period ended September 30, 1997. This increase was attributable to an increase of $18.6 million in average interest-earning balances which more than offset a decrease of 9 basis points in the average rate earned on total interest earning assets for the comparable periods.

INTEREST EXPENSE - Total interest expense increased by $78,608, or .8% during the six months ended September 30, 1998 compared to the six months ended September 30, 1997. Average interest bearing liabilities increased by $29.2 million, which more than offset the 29 basis point decrease in the average rate on such liabilities, compared to the six months ended September 30, 1997.

OTHER INCOME - Total other income increased by $627,791 during the six months ended September 30, 1998 compared to the six months ended September 30, 1997. Service charges were $404,600 more and commissions were $4,169 more during the six months ended September 30, 1998 than during the comparable quarter in 1997. During the six months ended September 30, 1998 the Company earned gains on sales of loans of $60,427 compared to $48,629 during the six months ended September 30, 1997 and recognized gains of $152,961 on sales of investment and mortgage-backed securities compared to gains of $10,285 during the six months ended September 30, 1997. The Company recognized gains of $46,109 on the sale of real estate owned during the current year period compared to $40,677 during the prior year period. The remaining other income accounts were up by $59,116 during the current year period.

OTHER EXPENSE - Other expense increased a total of $1,180,743 during the six months ended September 30, 1998 compared to the six months ended September 30, 1997. Salaries and employee benefits increased by $511,540 or 22.7% during the six months ended September 30, 1998 compared to the same period in 1997. Equipment and computer expenses increased by $24,891 and $116,662, respectively, from the comparable period last year. Advertising expenditures and postage and office supplies were $77,494 and $134,625 higher, respectively, than during the six months ended September 30, 1997. The remaining other expense categories were up by $315,531 during the six months ended September 30, 1998 compared to the comparable period in 1997 primarily due to an increase in the amortization of goodwill expense.

INCOME TAXES - Provisions for income taxes were $863,720, or 39.7% of income before taxes during the six months ended September 30, 1998. During the six month period ended September 30, 1997 the Company recorded a provision for income taxes of $913,194 or 41.6% of income before taxes.

FINANCIAL CONDITION SEPTEMBER 30, 1998 COMPARED TO MARCH 31, 1998

The Company's total assets at September 30, 1998 were $502.8 million representing an increase of $63.7 million, or 14.5%, from March 31, 1998.
Investment and mortgage-backed securities, including those classified as available for sale, decreased by $27.9 million to $159.2 million at September 30, 1998 from $187.1 million at March 31, 1998. Net loans increased by $60.0 million to $285.3 million at September 30, 1998 compared to $225.3 million at March 31, 1998, primarily as a result of the Company's acquisition of loans associated with its acquisition of additional branches.

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

Loans acquired in the branch acquisition included consumer line of credit loans of approximately $7.8 million, other consumer loans of approximately $11.4 million, commercial real estate loans of approximately $800,000 and commercial loans of approximately $23.4 million. Approximately 72% of the Company's loan growth from March 31, 1998 to September 30, 1998 was the result of this transaction.

Non-performing assets were approximately $1.1 million at both September 30, 1998 and at March 31, 1998, compared to $4.7 million at September 30, 1997. As of September 30, 1998, the Bank's loan loss allowance was $2,045,942. Although no assurance can be provided, management believes this amount to be sufficient based upon historical averages and current trends. Based on management's analysis of classified and non-performing assets, loss histories and future projections, the allowance for loan losses (presented below in tabular form) was deemed by management to be adequate at September 30, 1998. The Bank conducts an on-going review of its loan portfolio for potential problems and is currently focusing its analysis on the loans acquired as part of the branch acquisition described above.

                                           1998              1997
                                        ----------       ----------
Balance, April 1                        $1,973,410       $2,126,225
Provision for loan losses                  150,000          152,550
Net charge offs                            (77,468)         (94,893)
                                        ----------       ----------
Balance, June 30                        $2,045,942       $2,183,882
                                        ==========       ==========

Federal Home Loan Bank advances decreased by $3.4 million to $96.0 million at September 30, 1998 compared to $99.4 million at March 31, 1998 and, as a result of the acquisition described above, deposits increased by $68.3 million to $351.2 million at September 30, 1998 compared to $282.9 million at March 31, 1998. Substantially all of the Company's deposit growth from March 31, 1998 to September 30, 1998 is attributable to the branch acquisitions.

Total stockholders' equity decreased by $2.6 million to $40.1 million at September 30, 1998 from $42.7 million at March 31, 1998. This decrease was primarily the result of the purchase of 302,100 treasury shares at a cost of $4,163,316 and dividends of $480,263. Offsetting these decreases were net income of $1,313,207, an increase of $444,834 (net of taxes) in the fair value of available-for-sale securities, a reduction of the Employee Stock Ownership Plan liability of $119,025 and the sale of $90,390 of common stock.

LIQUIDITY AND CAPITAL RESOURCES - The standard measure of liquidity for the thrift industry is the ratio of cash and eligible investments to a certain percentage of borrowings due within one year and net withdrawable deposit accounts. The minimum required level is currently set by OTS regulation at 4%. At September 30, 1998, the Bank's liquidity ratio was 47.75%. Historically, the Bank has maintained its liquid assets which qualify for purposes of the OTS liquidity regulations above the minimum requirements imposed by such regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt, and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds while deposit flows are influenced significantly by the level of interest rates and general money market conditions.

Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At September 30, 1998, the Bank had $96.0 million in such borrowings. As of that date, the Bank had commitments to fund loans of approximately $16.3 million (which includes unfunded lines and letters of credit of approximately $12.4 million) and purchase investment securities of approximately $10.6 million. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

The  following  table  sets  forth  the  Bank's   compliance  with  its  capital
requirements at September 30, 1998.



                                         Amount                     Percent (*)
                                       -----------                      -----

Core Capital:
     Capital level                     $30,293,617                      6.18%
     Requirement                        19,597,865                      4.00%
                                       -----------                      -----
     Excess                            $10,695,752                      2.18%
                                       ===========                      =====

Risk-Based Capital:
     Capital level                     $32,157,040                     12.39%
     Requirement                        20,774,702                      8.00%
                                       -----------                     -----
     Excess                            $11,382,338                      4.39%
                                       ===========                     =====



(*) Core capital is computed as a percentage of adjusted total assets of $489,946,635. Risk-based capital is computed as a percentage of risk-weighted assets of $259,683,770.

SUPPLEMENTAL DATA
                                                                    Three Months Ended                      Six Months Ended
                                                                        September 30,                          September 30,
                                                                  ---------------------                   ---------------------
                                                                  1998             1997                   1998             1997
Weighted average interest rate earned on
   total interest-earning assets                                  7.43%            7.53%                  7.38%            7.47%
Weighted average cost of total
   interest-bearing liabilities                                    4.69            5.18                   4.81             5.10
Interest rate spread during period                                 2.79            2.35                   2.57             2.37

Net yield on interest-earning assets
   (net interest income divided by average
   interest-earning assets on annualized basis)                    2.88            2.68                   2.83             2.73
Total interest income divided by average
   total assets (on annualized basis)                              6.79            7.18                   7.00             7.20
Total interest expense divided by
   average total assets (on annualized basis)                      4.13            4.62                   4.31             4.60
Net interest income divided by average
   total assets (on annualized basis)                              2.66            2.56                   2.69             2.60

Return on assets (net income divided by
   average total assets on annualized basis)                       0.54            0.60                   0.57             0.60
Return on equity (net income divided by
   average total equity on annualized basis)                       6.52            6.39                   6.24             6.40

Interest rate spread at end of period                              2.78            2.37                   2.78             2.37

                                                                           Data as of
                                                                 ----------------------------
                                                                 September 30,      March 31,
                                                                     1998             1998
                                                                    ------           ------
                                                                        (IN THOUSANDS)
NONPERFORMING ASSETS:

Loans:  Non-accrual ......................................          $1,025           $  911
        Restructured .....................................               0                0
                                                                    ------           ------
Total nonperforming loans ................................           1,025              911
             Real estate owned, net ......................              10               93
             Other repossessed assets, net ...............              77               81
                                                                    ------           ------
Total Nonperforming Assets ...............................          $1,112           $1,085
                                                                    ======           ======


Nonperforming assets divided by total assets .............             .22%             .25%
Nonperforming loans divided by total loans ...............             .36%             .40%
Balance in Allowance for Loan Losses .....................          $2,046           $1,973

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

The Company has determined that, as of September 30, 1998, there has been no material change in prepayment assumptions or the estimated sensitivity of the Company's MVPE to parallel yield curve shifts in comparison to the disclosures set forth in the Company's 1998 annual report to shareholders.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings
           Other than ordinary routine litigation incidental to the business, there are no material pending legal proceedings to which the Company or the Bank are a party.

ITEM 2.  Changes in Securities
           None

ITEM 3.  Defaults Upon Senior Securities
           None

ITEM 4.  Submission of Matters to a Vote of Security Holders
           The annual meting of stockholder was held in Evansville, Indiana on July 28, 1998. A total of 3,666,149 shares of Common Stock, 86.3% of outstanding shares, were represented in person or by proxy.

           The following is a record of votes cast in the election of directors of the Company for 3-year terms expiring in 2001.

                                              FOR                VOTES WITHHELD
                                              ---                --------------
           Jack H. Kinkel                   3,602,310                   63,839
           James A. McCarty, Jr.            3,597,321                   68,828
           Murray J. Brown                  3,582,945                   83,204

           Accordingly, the individuals named above were declared to be duly elected directors of the Company.

           Messieurs. Weinzapfel, Stone, Butterfield, Vogel, Schenk, Korb, and Northener will continue as directors.

           The following is a record of the votes cast in respect of the proposal to ratify the appointment of Deloitte & Touche LLP as auditors of the Company for the fiscal year ending March 31, 1999.

                                                                 PERCENTAGE OF
                                                                    VOTES IN
                                     NUMBER                       ATTENDANCE
                                     OF VOTES                   AT THE MEETING
              FOR                    3,613,948                        98.6%
              AGAINST                   47,981                        1.3%
              ABSTAIN                    4,220                         .1%

           Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the company.

ITEM 5.  Other Information
           If a stockholder proposal is not received by the Company by February 26, 1999, but otherwise meets the Company's eligibility requirements to be presented at the next Annual Meeting of Stockholders, the persons named in the Company's form of proxy and acting thereon will have the discretion to vote on any such proposal in accordance with their best judgment if the proposal is received at the Company's main office later than April 21, 1999.

ITEM 6.  Exhibits and Reports on Form 8-
           (a)   Exhibits
                 None.

           (b) Reports on Form 8-K A Form 8-K was filed on August 25, 1998, with the Securities and Exchange Commission, regarding the purchase of 302,100 shares of the Company's common stock held by LaSalle Financial Partners, L.P. The purchase was made pursuant to an agreement dated August 25, 1998 between the Company, LaSalle and certain persons and entities affiliated with LaSalle. The purchase of the stock was funded by a loan from an unaffiliated financial institution.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             PERMANENT BANCORP, INC.


Date: November 13, 1998         By  /s/ Donald P. Weinzapfel
      -----------------             -------------------------
                                    Donald P. Weinzapfel,
                                    Chairman of the Board
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date: November 13, 1998         By  /s/ Robert A. Cern
      -----------------             -------------------
                                    Robert A. Cern
                                    Chief Financial Officer and Secretary
                                    (Principal Financial Accounting Officer)