Form 10-Q
period 1998-12-31
PERMANENT BANCORP INC
filed 1999-02-16
CIK 916604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1998



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

                                Yes [ X ]   No [  ]


As of January 31, 1999 there were 3,873,286 shares of the Registrant's Common Stock outstanding.

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


PART  II.  OTHER INFORMATION

                    Signatures

                                              PERMANENT BANCORP, INC.
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    (UNAUDITED)


                                                                               December 31, 1998   March 31, 1998
                                                                                 -------------      -------------
ASSETS:
   Cash ....................................................................     $  14,680,050      $   4,274,700
   Interest-bearing deposits ...............................................         3,000,230          1,808,159
                                                                                 -------------      -------------

   Total cash and cash equivalents .........................................        17,680,280          6,082,859

   Securities available for sale - at fair value (amortized cost $66,406,528
     and $105,529,613) .....................................................        66,375,666        105,618,621
   Mortgage-backed securities available for sale at fair value (amortized
   cost $59,428,767 and $62,368,921) .......................................        59,939,731         62,652,286
   Mortgage-backed securities held to maturity (fair value $19,119,093) ....                           18,861,416
   State and municipal securities held to maturity (fair value $5,718,342) .         5,909,080
   Other investments .......................................................         1,673,922          1,100,826
   Loans, net of allowance for loan losses of $2,761,786 and $1,973,410 ....       310,288,824        225,349,258
   Interest receivable, net ................................................         3,244,658          3,270,173
   Office properties and equipment, net ....................................         8,721,065          7,533,251
   Real estate owned .......................................................           113,275             93,182
   Federal Home Loan Bank stock ............................................         5,466,000          5,466,000
   Cash surrender value of life insurance ..................................         2,282,192          1,625,253
   Goodwill, net of accumulated amortization of $2,320,944 and $1,909,003 ..         9,818,770            452,912
   Other ...................................................................         6,461,226          1,008,463
                                                                                 -------------      -------------
TOTAL ASSETS ...............................................................     $ 497,974,689      $ 439,114,500
                                                                                 =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
   Deposits ................................................................     $ 346,449,247      $ 282,942,123
   Federal Home Loan Bank advances .........................................        98,996,967         99,352,678
   Other Long-Term Debt ....................................................         3,000,000
   Advance payments by borrowers for taxes and insurance ...................           553,333            979,859
   Interest payable ........................................................         2,361,317          2,193,548
   Other ...................................................................         6,149,536         10,963,033
                                                                                 -------------      -------------
TOTAL LIABILITIES ..........................................................       457,510,400        396,431,241
                                                                                 -------------      -------------

                                              PERMANENT BANCORP, INC.
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    (UNAUDITED)
                                                    (continued)


                                                                               December 31, 1998   March 31, 1998
                                                                                 -------------      -------------
STOCKHOLDERS' EQUITY:
   Serial Preferred Stock ($.01 par value) Authorized and unissued-
     1,000,000 shares
   Common Stock ($.01 par value) Authorized - 9,000,000 shares; issued -
     4,927,000 shares; Outstanding - 3,873,286 and 4,102,094 shares ........            49,212             49,241
   Additional paid-in capital ..............................................        24,860,626         24,525,662
   Treasury Stock - 947,244 and 682,674 shares .............................       (10,040,287)        (6,255,083)
   Retained Earnings - substantially restricted ............................        26,159,095         25,127,127
   Unrealized gain on securities available for sale, net of deferred tax of
     $194,592 and $147,127 .................................................           285,510            225,247
   ESOP Borrowing ..........................................................          (535,613)          (714,150)
   Unearned compensation - restricted stock awards .........................          (314,254)          (274,785)
                                                                                 -------------      -------------
TOTAL STOCKHOLDERS' EQUITY .................................................        40,464,289         42,683,259
                                                                                 -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY ................................     $ 497,974,689      $ 439,114,500
                                                                                 =============      =============

See notes to consolidated financial statements

                                         PERMANENT BANCORP, INC. AND SUBSIDIARY
                                                PERMANENT BANCORP, INC.
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                      (UNAUDITED)



                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 DECEMBER 31,                     DECEMBER 31,
                                                      -----------------------------      -----------------------------
                                                           1998             1997              1998             1997
                                                      ------------     ------------      ------------     ------------
INTEREST INCOME:
   Loans ........................................     $  5,832,189     $  4,421,004      $ 15,978,942     $ 13,081,605
   Mortgage-backed securities ...................          993,151        1,555,066         3,362,339        5,033,751
   Investment securities ........................        1,298,687        1,467,632         4,468,725        4,519,641
   Deposits .....................................          242,431           33,785           384,634           65,630
   Dividends on Federal Home Loan Bank stock ....          110,219          110,220           329,874          325,000
                                                      ------------     ------------      ------------     ------------
                                                         8,476,677        7,587,707        24,524,514       23,025,627
                                                      ------------     ------------      ------------     ------------
INTEREST EXPENSE:
   Deposits .....................................        3,794,787        3,337,450        11,214,919       10,161,106
   Federal Home Loan Bank advances ..............        1,258,381        1,479,848         3,739,659        4,462,541
   Long-term borrowings .........................           69,800                             99,174
   Short-term borrowings ........................                                                               45,827
                                                      ------------     ------------      ------------     ------------
                                                         5,122,968        4,817,298        15,053,752       14,669,474
                                                      ------------     ------------      ------------     ------------
NET INTEREST INCOME .............................        3,353,709        2,770,409         9,470,762        8,356,153
PROVISION FOR LOAN LOSSES .......................           75,000             (500)          225,000          152,050
                                                      ------------     ------------      ------------     ------------
NET INTEREST INCOME AFTER LOAN LOSS
   PROVISION ....................................        3,278,709        2,770,909         9,245,762        8,204,103
                                                      ------------     ------------      ------------     ------------
OTHER INCOME:
   Service charges ..............................          646,188          256,035         1,511,274          716,521
   Gain on sale of loans ........................           93,511            9,270           153,938           57,899
   Gain on sale of real estate owned ............            1,114            3,862            47,223           44,539
   Commissions ..................................          140,034          194,592           443,726          494,115
   Gain on sale of investment and mortgage-backed
     securities .................................           53,057           30,407           206,018           40,692
   Other ........................................          147,669           97,508           374,204          264,927
                                                      ------------     ------------      ------------     ------------
                                                         1,081,573          591,674         2,736,383        1,618,693
                                                      ------------     ------------      ------------     ------------

                                         PERMANENT BANCORP, INC. AND SUBSIDIARY
                                                PERMANENT BANCORP, INC.
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                      (UNAUDITED)
                                                      (continued)



                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 DECEMBER 31,                     DECEMBER 31,
                                                      -----------------------------      -----------------------------
                                                           1998             1997              1998             1997
                                                      ------------     ------------      ------------     ------------
OTHER EXPENSE:
   Salaries and employee benefits ...............        1,515,308        1,155,679         4,282,509        3,411,340
   Deposit insurance assessments ................           64,670           69,790           202,849          207,969
   Occupancy ....................................          204,781          221,940           609,955          625,107
   Equipment ....................................          202,630          151,349           549,830          473,658
   Computer service .............................          221,257          124,920           601,462          388,463
   Advertising ..................................          105,515           90,171           355,961          263,123
   Postage and office supplies ..................          123,509           67,754           402,855          212,475
   Other ........................................          517,841          314,569         1,395,026          878,230
                                                      ------------     ------------      ------------     ------------
                                                         2,955,511        2,196,172         8,400,447        6,460,365
                                                      ------------     ------------      ------------     ------------
INCOME BEFORE INCOME TAXES ......................        1,404,771        1,166,411         3,581,698        3,362,431
INCOME TAX PROVISION ............................          542,322          461,303         1,406,042        1,374,497
                                                      ------------     ------------      ------------     ------------
NET INCOME ......................................     $    862,449     $    705,108      $  2,175,656     $  1,987,934
                                                      ============     ============      ============     ============

EARNINGS PER SHARE OF COMMON STOCK
   Basic ........................................     $       0.22     $       0.17      $       0.54     $       0.49
   Diluted ......................................     $       0.21     $       0.16      $       0.51     $       0.46
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic ........................................        3,860,223        4,049,286         3,994,297        4,036,320
   Diluted ......................................        4,075,557        4,298,978         4,235,915        4,275,712



See notes to consolidated financial statements

                                           PERMANENT BANCORP, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)



                                                                              NINE MONTHS ENDED DECEMBER 31,
                                                                           ---------------------------------
                                                                                 1998               1997
                                                                           -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ........................................................     $   2,175,656      $   1,987,934
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation .................................................           384,691            382,879
        Amortization and accretion ...................................           789,394            208,647
        Vesting of restricted stock awards ...........................                                4,760
        Provisions for loan and real estate owned losses .............            28,376            (27,755)
        Income recognized using equity method ........................           (51,998)
        (Gain) on sale of securities and mortgage-backed securities ..          (206,018)           (40,693)
        (Gain) on sale of loans ......................................          (153,938)           (57,899)
        Loss on sale of bank premises ................................                              (13,883)
        (Gain) on sale of real estate owned ..........................           (47,223)           (57,728)
        ESOP shares earned ...........................................           273,036            261,146
  Changes in assets and liabilities:
     Proceeds from the sales of loans ................................         9,450,468          2,274,959
     Origination of loans for resale .................................        (8,997,320)        (2,217,060)
     Other investments ...............................................          (573,096)          (121,886)
     Interest receivable .............................................            25,515            507,500
     Other assets ....................................................        (7,449,135)          (284,884)
     Interest payable ................................................           167,769            182,062
     Other liabilities ...............................................        (4,813,497)         1,878,727
                                                                           -------------      -------------
   Net cash provided by operating activities .........................        (8,997,320)         4,866,826
                                                                           -------------      -------------

                                          PERMANENT BANCORP, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)
                                                 (continued)

                                                                              NINE MONTHS ENDED DECEMBER 31,
                                                                           ---------------------------------
                                                                                 1998               1997
                                                                           -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash acquired through branch acquisitions .........................        26,872,394          4,578,736
   Loans originated ..................................................      (119,389,189)       (51,312,339)
   Loan principal repayments .........................................        84,915,478         54,588,301
   Proceeds from:
      Maturities of:
          Securities available for sale ..............................       104,051,465         28,994,050
          Securities held to maturity ................................                               25,000
      Sales of:
          Securities available for sale and mortgage-backed securities        38,637,869         25,214,498
          Bank premises ..............................................                              167,742
          Real estate owned ..........................................           125,473            123,884
      Purchases of:
          Securities and mortgage-backed securities available for sale      (106,725,270)       (56,774,159)
          Securities held to maturity ................................        (5,909,080)
          Equity Investments .........................................                             (250,000)
          Loans ......................................................        (7,871,080)        (8,160,573)
          FHLB Stock .................................................                             (273,400)
          Office properties, equipment and land ......................          (734,596)          (366,325)
   Payments on mortgage-backed securities ............................        24,852,862         14,471,457
   Increase in cash surrender value of life insurance ................          (656,939)           (55,169)
   Other .............................................................                              (11,993)
                                                                           -------------      -------------
   Net cash provided by (used in) investing activities ...............        38,169,387         10,957,710
                                                                           -------------      -------------

                                    PERMANENT BANCORP, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                          (continued)



                                                               NINE MONTHS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                  1998               1997
                                                              ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid ......................................          (704,318)          (574,879)
   Net change in deposits ..............................       (15,241,633)       (13,302,013)
   Receipts from FHLB advances .........................        95,000,000        180,000,000
   Payments on FHLB advances ...........................       (95,322,711)      (178,932,031)
   Principal repayment of ESOP borrowing ...............           178,538            178,538
   Advance payments by borrowers for taxes and insurance          (426,526)          (518,114)
   Net change in other borrowed funds ..................                           (1,793,967)
   Net change in long-term debt ........................         3,000,000
   Purchase of treasury stock ..........................        (4,163,316)          (993,628)
   Sale of common stock ................................           105,320             80,360
                                                             -------------      -------------
   Net cash provided by (used in) activities ...........       (17,574,646)       (15,855,734)
                                                             -------------      -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...        11,597,421            (30,198)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......         6,082,859          6,364,476
                                                             -------------      -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............     $  17,680,280      $   6,334,278
                                                             =============      =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest .......................................     $  14,885,983      $  10,009,683
        Income taxes ...................................           993,000          1,123,000

   Noncash transactions:
        Transfers from loans to real estate owned ......           150,901            110,415



See notes to consolidated financial statements.

                             PERMANENT BANCORP, INC.
                   Notes to Consolidated Financial Statements


1. BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Permanent Bancorp, Inc. (the "Company"), its wholly owned subsidiry, Permanent Federal Savings Bank, its wholly owned subsidiary, Perma-Service Corp, and its wholly owned subsidiary, Permanent Insurance Agency, Inc. (collectively the "Bank"). All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements at December 31, 1998 and for the three and nine month periods ended December 31, 1998 and 1997 have not been examined by independent auditors but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods.

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

2. BRANCH ACQUISITION - On June 26, 1998 the Company acquired four branch banking offices from NBD, N.A. in a transaction accounted for as a purchase. The Company acquired approximately $79 million of deposit liabilities and $43 million of loans in the transaction. Included in the Consolidated Statements of Financial Condition at December 31, 1998 is approximately $9.5 million of goodwill related to the acquisition, net of amortization of approximately $318,000.

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

4. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130, "COMPREHENSIVE INCOME" - This statement requires that changes in the amounts of certain items, including foreign currency translation adjustments and unrealized gains and losses on certain securities be shown in the annual financial statements. FAS 130 does not require a specific format for the annual financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. This statement was adopted by the Company effective April 1, 1998 and all prior year financial statements have been reclassified for comparative purposes.

The following is a summary of the Company's total comprehensive income for the interim three month and nine month periods ended December 31, 1998 and 1997 under FAS 130:

                                                       Three Months Ended               Nine Months Ended
                                                           December 31,                      December 31,
                                                  ----------------------------      ----------------------------
                                                      1998             1997             1998             1997
                                                  -----------      -----------      -----------      -----------
Net income
Other comprehensive income, net of tax: .....     $   862,449      $   705,108      $ 2,175,656      $ 1,987,934

     Unrealized gains (losses) on securities:
          Unrealized holding gains (losses)
          arising during period .............        (416,612)         308,346          184,677        1,955,673
     Reclassification adjustment for (gains)
          losses included in net income .....         (32,041)         (18,363)        (124,414)         (24,574)
                                                  -----------      -----------      -----------      -----------
Other comprehensive income ..................        (384,571)         289,983           60,263        1,931,099
                                                  -----------      -----------      -----------      -----------
COMPREHENSIVE INCOME ........................     $   477,878      $   995,091      $ 2,235,919      $ 3,919,033
                                                  ===========      ===========      ===========      ===========


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

6. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS" - This statement was issued on June 16, 1998 and adoption is mandatory for all quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in financial contracts and for hedging. The Company adopted this statement as of October 1, 1998. Except as noted below, adoption of this statement did not have a significant impact on the current financial condition, results of operations or cash flows of the Company.

As permitted by the statement, the Company, as of October 1, 1998, transferred debt securities previously classified as held-to-maturity into the available-for-sale category. These securities had a book value of $16,113,992 and a fair value of $16,324,314 and accordingly the company recognized an unrealized gain in stockholders' equity of approximately $127,000.

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

8. COMPANY BORROWING. - On August 25, 1998, the Company borrowed $4,153,875 from an unaffiliated financial institution to purchase 302,100 shares of the Company's common stock. The debt is secured by the Bank stock owned by the Company. Interest only on the debt is payable quarterly and is, at the option of the Company, based upon the prime rate or the ninety day LIBOR rate plus 1.80%.

Annual principal repayments in the amount of $500,000 commence on February 29, 2000 and continue until August 15, 2003 at which time any principal which remains outstanding is due and payable. The Company may repay principal at anytime without penalty.

The loan agreement requires that the Company maintain minimum levels of capital (as regulatory defined), attain a defined minimum annual return on assets and maintain a defined level of loan loss reserve to non-performing loans. In addition, the loan agreement specifies that non-performing loans shall not exceed 25% of equity. The Company is in compliance with the loan agreement requirements as of December 31, 1998.

At December 31, 1998 the balance of this debt is $3,000,000.

9. CHANGES IN PRESENTATION - Certain amounts and items appearing in the financial statements for the quarter and nine months ended December 31, 1997 have been reclassified to conform with December 31, 1998 presentation.

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

YEAR 2000

The Company may be impacted by the "Year 2000" problem, a term which refers to uncertainties about the ability of data processing hardware and software to properly interpret dates after the beginning of the Year 2000. The Company began working on its Year 2000 plan in calendar year 1997. A project leader who is a member of senior management has been assigned to the project while senior management oversees it and regularly reports to the Board of Directors. A comprehensive Year 2000 Plan (Plan) that includes phases relating to awareness, assessment, renovation, validation and implementation has been established and includes a timetable and summarizes each major phase of the project and the estimated costs to renovate and test systems in preparation for the Year 2000.

The awareness phase included a Company-wide campaign to communicate and identify the problem and the potential ramifications to the organization. Concurrent with this phase, the assessment phase began which included the inventorying of systems that may be impacted. The business use of each inventoried system was then analyzed and prioritized based upon the perceived adverse effect on the financial condition of the Company in the event of a loss or interruption in the use of each system. The Company has completed the awareness and assessment phases of the project.

The Company has outsourced most critical data processing activities to an industry-known service provider who is responsible for modifying its programs to be compliant with Year 2000 processing; however, testing of those systems falls within the scope of the Company. Focusing on these critical systems, the Company has closely reviewed and monitored the vendor's progress. Year 2000 compliant upgrades to these outsourced critical data processing systems were installed throughout 1998 and the service provider has represented that as of November, 1998 this process is 99% complete. Other critical systems have also been assessed as to their Year 2000 readiness. These systems have been purchased from other industry-known vendors and are generally used in their purchased configuration. The Company is closely reviewing and monitoring these systems in addition to reviewing less critical systems as to each vendor's progress and testing. A test lab has been established and systems are being tested in a non-production environment. Assurance of Year 2000 compliance for these systems has been received from substantially all of our vendors including all those deemed critical. Integrated testing on all critical applications will continue through the first half of calendar year 1999. The review of non-critical systems has begun and is also expected to be completed by June 30, 1999. A system is deemed validated upon completion of an appropriate test plan and system testing of the Year 2000 compliant version without problems.

The Company's overall costs associated with year 2000 implementation will be reduced due to its outsourcing arrangement previously discussed; however, incremental direct expenses to date of approximately $10,000 have been incurred and the Company anticipates incurring approximately $90,000 of additional incremental expenses in 1999. Included in this amount are capital improvements which will be accelerated, in part due to Year 2000. The capital improvements include replacing older technology, personal computers and software, and telecommunication systems. Although implementation of this equipment and software will resolve certain Year 2000 issues, they will also provide increased or improved functionality and efficiencies. The cost of this equipment and software is expected to be charged to expense over their estimated useful lives. The aforementioned costs do not include the salary of the project leader or the time of management and staff assisting on the project which are estimated to total 2,000 hours from fourth quarter 1998 through 1999. The total cost could vary significantly from those currently estimated because of unforeseen circumstances which could develop in implementing the Plan.

Concurrent with the development and execution of the Plan is the evolution of the Company's Year 2000 contingency plan. The contingency plan is intended to be a changing document developed based on the on-going results of the project. The contingency plan currently includes the contingency procedures for critical data processing and environmental systems and key suppliers. The contingency plan will be expanded to address a variety of additional issues including credit risk, liquidity and loan and deposit customers.

The Company is also completing an evaluation of Year 2000 risks relating to its lines of business separate from its dependence on data processing that includes a review of larger commercial customers to ascertain their overall preparedness for Year 2000. The process requires lending and other bank officers to meet with their customers to review and access their preparedness. The failure of a commercial customer to prepare adequately for Year 2000 could have a significant adverse effect of such customer's operations and profitability, and inhibit its ability to repay loans in accordance with their terms or requiring the use of its deposited funds. While the process of evaluating the potential adverse effects of Year 2000 risks on these customers is substantially complete, it is not possible to quantify the overall potential effect to the Company.

The plan also includes provisions which address the Year 2000 compliance of environmental systems, which include items such as elevators, security systems and heating and air conditioning systems. No significant business risks have been revealed regarding these types of systems.

While the Company is making a substantial effort to become Year 2000 compliant, there is no assurance that the failure to adequately address all issues relating to the Year 2000 problem would not have a material adverse effect on its financial condition or results of operations.

QUARTER ENDED DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1997

NET INTEREST INCOME - Net interest income before provision for loan losses increased by $583,300 or approximately 21.1% for the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997. This increase is primarily the result of the acquisition of assets and liabilities of branch locations from NBD Bank, N.A..

Net interest income after provision for loan losses increased by $507,800, or approximately 18.3% for the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997. The increase was smaller than the increase in net interest income before provision for loan losses because of an increase in the loss provision from the comparable quarter of the prior year as a result the reversal of specific loss reserves in the prior year.

INTEREST INCOME - Total interest income for the three months ended December 31, 1998 increased $888,970, or approximately 11.7% from the three month period ended December 31, 1997. This increase occurred despite a decrease of 26 basis points (.26%) on the interest rate earned on earning assets from the comparable quarter of 1997, since the balance of average interest earning assets at the Bank increased by approximately $57 million from the quarter ended December 31, 1997 to the quarter ended December 31, 1998.

INTEREST EXPENSE - Total interest expense increased by $305,670 or approximately 6.36% during the three months ended December 31, 1998 compared to the three months ended December 31, 1997, despite a decrease in the cost of interest-bearing liabilities of 67 basis points (.67%) which was offset by an increase in average interest-bearing liabilities at the Bank of approximately $75 million from the comparable quarter of 1997. In addition, included in interest expense in the current year's quarter is approximately $69,800 of interest expense attributable to $4,153,875 of debt incurred in August, 1998 which was utilized to repurchase 302,100 shares of the Company common stock.

OTHER INCOME - Total other income increased by $489,899 during the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997 primarily as a result of increased deposit accounts and customers associated with the branch acquisitions. Service charges increased $390,153 during the quarter ended December 31, 1998 compared to the same quarter of 1997. During the quarter ended December 31, 1998 the Company had gains on sales of loans of $93,511 compared to $9,270 during the quarter ended December 31, 1997 and recognized gains of $53,057 on sales of investment and mortgage-backed securities compared to gains of $30,407 during the quarter ended December 31, 1997. The Company recognized gains on the sale of real estate owned of $1,114 during the current year quarter compared to gains of $3,862 during the previous year's quarter. Commissions were $140,034 for the quarter ended December 31, 1998 compared to $194,597 for the quarter ended December 31, 1997.

OTHER EXPENSE - Other expense increased a total of $759,339 during the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997. Salaries and employee benefits increased by $359,629 during the quarter ended December 31, 1998 compared to the same period in 1997 primarily as a result of additional personnel acquired in the branch acquisitions. Occupancy expenses decreased by $17,159 and equipment and computer expenses increased by $51,281 and $96,337, respectively, from the comparable period in the prior year. Advertising expenses were $15,344 higher than during the quarter ended December 31, 1997. Postage and office supplies were $55,755 higher during the quarter ended December 31, 1998 compared to the three months ended December 31, 1997. The remaining other expense categories were $191,429 higher during the quarter ended December 31, 1998 than during the quarter ended December 31, 1997 with the most significant change being an increase of $158,870 in amortization of goodwill.

INCOME TAXES - Provisions for income taxes amounted to $542,322, or 38.6% of income before taxes during the quarter ended December 31, 1998 compared to $461,303, or 39.5% of income before taxes during the quarter ended December 31, 1997.


NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1997.

NET INTEREST INCOME - Net interest income before provision for loan losses increased by $1,114,609 or 13.3% for the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997.

Net interest income after loan loss provisions increased by $1,041,659 or 12.7% for the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997. The increase was smaller than the increase in net interest income before the provision for loan losses because of an increase of $72,950 in the provision for loan losses during the first nine months of fiscal 1999 compared to the prior year.

INTEREST INCOME - Total interest income for the nine months ended December 31, 1998 increased $1,498,887, or 6.5% from the nine month period ended December 31, 1997. This increase was attributable to an increase of approximately $40 million in average interest-earning balances which more than offset a decrease of 31 basis points (.31%) in the average rate earned on total interest earning assets for the comparable periods.

INTEREST EXPENSE - Total interest expense increased by $384,278 or 2.6% during the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997. Average interest bearing liabilities increased by approximately $52 million, which more than offset the 55 basis point (.55%) decrease in the average rate on such liabilities, compared to the nine months ended December 31, 1997. Included in interest expense is $99,174 related to $4,153,875 of debt incurred in August, 1998 to purchase 302,100 shares of the Company's common stock.

OTHER INCOME - Total other income increased by $1,117,690 during the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997 because of a general increase in fee levels and increased deposit accounts and customers associated with the branch acquisitions. Service charges were $794,753 more and commissions were $50,389 less than during the nine months ended December 31, 1998 than during the comparable period of 1997. During the nine months ended December 31, 1998 the Company earned gains on sales of loans of $153,938 compared to $57,899 during the nine months ended December 31, 1997 and recognized gains of $206,018 on sales of investment and mortgage-backed securities compared to gains of $40,692 during the nine months ended December 31, 1997. The Company recognized gains of $47,223 on the sale of real estate owned during the current year period compared to $44,539 during the prior year period. The remaining other income accounts were up by $109,277 during the current year period.

OTHER EXPENSE - Other expense increased a total of $1,940,082 or 30% during the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997. Salaries and employee benefits increased by $871,169 or 25.5% during the nine months ended December 31, 1998 compared to the same period in 1997. Equipment and computer expenses increased by $76,172 and $212,999, respectively, from the comparable period last year. Advertising expenditures and postage and office supplies were $92,838 and $190,380 higher, respectively, than during the nine months ended December 31, 1997. The remaining other expense categories were up by $516,796 during the nine months ended December 31, 1998 compared to the comparable period in 1997 primarily due to an increase in the amortization of goodwill expense.

INCOME TAXES - Provisions for income taxes were $1,406,042, or 39.3% of income before taxes during the nine months ended December 31, 1998. During the nine month period ended December 31, 1997 the Company recorded a provision for income taxes of $1,374,497 or 40.9% of income before taxes.

FINANCIAL CONDITION DECEMBER 31, 1998 COMPARED TO MARCH 31, 1998

The Company's total assets at December 31, 1998 were $498 million representing an increase of $58.9 million, or 13.4%, from March 31, 1998. Investment and mortgage-backed securities, including those classified as held to maturity and as available for sale, decreased by $54.9 million to $132.2 million at December 31, 1998 from $187.1 million at March 31, 1998. Net loans increased by $84.9 million to $310.3 million at December 31, 1998 compared to $225.3 million at March 31, 1998, primarily as a result of the Company's acquisition of loans associated with its acquisition of additional branches and growth in its commercial and consumer loan portfolios.

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

Loans acquired in the branch acquisition included consumer line of credit loans of approximately $7.8 million, other consumer loans of approximately $11.4 million, commercial real estate loans of approximately $800,000 and commercial loans of approximately $23.4 million. Approximately 51% of the Company's loan growth from March 31, 1998 to December 31, 1998 was the result of this transaction.

Non-performing assets were approximately $1.3 million at December 31, 1998, and $1.1 million at March 31, 1998, compared to $3.0 million at December 31, 1997. As of December 31, 1998, the Bank's loan loss allowance was $2,761,786. Although no assurance can be provided, management believes this amount to be sufficient based upon historical averages and current trends. Based on management's analysis of classified and non-performing assets, loss histories and future projections, the allowance for loan losses (presented below in tabular form) was deemed by management to be adequate at December 31, 1998. The Bank conducts an on-going review of its loan portfolio for potential problems and is currently focusing its analysis on the loans acquired as part of the branch acquisition described above.

                                                    1998                1997
                                                -----------         -----------
Balance, April 1 .......................        $ 1,973,410         $ 2,126,225
Provision for loan losses ..............            225,000             152,050
Acquired in branch acquisition .........            760,000
Net charge offs ........................           (196,624)           (179,805)
                                                -----------         -----------
Balance, December 31 ...................        $ 2,761,786         $ 2,098,470
                                                ===========         ===========


Federal Home Loan Bank advances decreased by $356,000 to $99 million at December 31, 1998 compared to $99.4 million at March 31, 1998 and, as a result of the acquisition described above, deposits increased by $63.5 million to $346.4 million at December 31, 1998 compared to $282.9 million at March 31, 1998. Substantially all of the Company's deposit growth from March 31, 1998 to December 31, 1998 is attributable to the branch acquisitions.

Total stockholders' equity decreased by $2.2 million to $40.5 million at December 31, 1998 from $42.7 million at March 31, 1998. This decrease was primarily the result of the purchase of 302,100 treasury shares at a cost of $4,163,316 and dividends of $718,000. Offsetting these decreases were net income of $2,175,656, an increase of $60,263 (net of taxes) in the fair value of available-for-sale securities, a reduction of the Employee Stock Ownership Plan liability of $178,537 and the sale of $105,320 of common stock.

LIQUIDITY AND CAPITAL RESOURCES - The standard measure of liquidity for the thrift industry is the ratio of cash and eligible investments to a certain percentage of borrowings due within one year and net withdrawable deposit accounts. The minimum required level is currently set by OTS regulation at 4%. At December 31, 1998, the Bank's liquidity ratio was 38.16%. Historically, the Bank has maintained its liquid assets which qualify for purposes of the OTS liquidity regulations above the minimum requirements imposed by such regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt, and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds while deposit flows are influenced significantly by the level of interest rates and general money market conditions.

Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At December 31, 1998, the Bank had $99 million in such borrowings. As of that date, the Bank had commitments to fund loans of approximately $22.5 million (which includes unfunded lines and letters of credit of approximately $16.3 million). In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

The  following  table  sets  forth  the  Bank's   compliance  with  its  capital
requirements at December 31, 1998.

                                          Amount                     Percent (*)
                                       -----------                     -----
Core Capital:
     Capital level                     $31,338,000                      6.43%
     Requirement                        19,502,000                      4.00%
                                       -----------                     -----
     Excess                            $11,836,000                      2.43%
                                       ===========                     =====

Risk-Based Capital:
     Capital level                     $33,502,000                     12.19%
     Requirement                        21,979,000                      8.00%
                                       -----------                     -----
     Excess                            $11,523,000                      4.19%
                                       ===========                     =====

(*) Core capital is computed as a percentage of adjusted total assets of $487,543,000. Risk-based capital is computed as a percentage of risk-weighted assets of $274,739,000.

SUPPLEMENTAL DATA
                                                                     Three Months Ended                   Nine Months Ended
                                                                        December 31,                         December 31,
                                                                   1998            1997                 1998             1997
                                                                 ---------------------------------------------------------------
Weighted average interest rate earned on
   total interest-earning assets                                  7.35%            7.61%                  7.39%            7.70%
Weighted average cost of total
   interest-bearing liabilities                                    4.50             5.17                  4.70             5.25
Interest rate spread during period                                 2.85             2.44                  2.69             2.45

Net yield on interest-earning assets
   (net interest income divided by average
   interest-earning assets on annualized basis)                    2.94             2.73                  2.88             2.77
Total interest income divided by average
   total assets (on annualized basis)                              6.73             7.11                  6.81             7.28
Total interest expense divided by
   average total assets (on annualized basis)                      4.07             4.52                  4.15             4.64
Net interest income divided by average
   total assets (on annualized basis)                              2.66             2.59                  2.66             2.64

Return on assets (net income divided by
   average total assets on annualized basis)                       0.68             0.66                  0.60             0.63
Return on equity (net income divided by
   average total equity on annualized basis)                       8.49             6.80                  6.94             6.54

Interest rate spread at end of period                              2.94             2.44                  2.94             2.44

                                                                Data as of
                                                        December 31,     March 31,
                                                           1998            1998
                                                           ------        ------
                                                             (IN THOUSANDS)
NONPERFORMING ASSETS:

Loans:  Non-accrual ................................       $  786        $  911
             Restructured ..........................          190             0
                                                           ------        ------
Total nonperforming loans ..........................          976           911
             Real estate owned, net ................          113            93
             Other repossessed assets, net .........          181            81
                                                           ------        ------
Total Nonperforming Assets .........................       $1,270        $1,085
                                                           ======        ======


Nonperforming assets divided by total assets .......          .26%          .25%
Nonperforming loans divided by total loans .........          .31%          .40%
Balance in Allowance for Loan Losses ...............       $2,762        $1,973


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

The Company has determined that, as of December 31, 1998, there has been no material change in prepayment assumptions or the estimated sensitivity of the Company's MVPE to parallel yield curve shifts in comparison to the disclosures set forth in the Company's 1998 annual report to shareholders.

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

ITEM 6.  Exhibits and Reports on Form 8-K
           (a) Exhibits
                None

           (b)  Reports on Form 8-K
                None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PERMANENT BANCORP, INC.


Date:  February 15, 1999        By   /s/  Donald P. Weinzapfel
       -----------------             -------------------------
                                     Donald P. Weinzapfel,
                                     Chairman of the Board
                                     Chief Executive Officer
                                     (Principal Executive Officer)

Date:  February 15, 1999        By   /s/ Robert A. Cern
       -----------------             -------------------
                                     Robert A. Cern
                                     Chief Financial Officer and Secretary
                                     (Principal Financial Accounting Officer)