Form 10-K
period 1999-03-31
PERMANENT BANCORP INC
filed 1999-06-29
CIK 916604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 31, 1999

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from to
         ----------  ---------

                         Commission file number 0-23370

                             PERMANENT BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                       35-1908797
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation  or organization)

              101 Southeast Third Street, Evansville, Indiana 47708
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (812) 428-6800
                                                           --------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X . NO ___.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the NASDAQ National Market System as of June 22, 1999, was $26,049,378. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of June 22, 1999, there were 3,994,222 issued and outstanding shares of the Registrant's Common Stock

                       DOCUMENTS INCORPORATED BY REFERENCE
       Parts I, II and IV of Form 10-K - Portions of the Annual Report to
             Stockholders for the fiscal year ended March 31, 1999.

     Part III of Form 10-K - Portions of the Proxy Statement for 1999 Annual
                            Meeting of Stockholders.

                                     PART I
Item 1.  Business

General

         Permanent Bancorp, Inc. (the "Company"), a Delaware corporation, was organized in December 1993 as a savings and loan holding company for Permanent Federal Savings Bank ("Permanent Federal" or the "Bank") in connection with the Bank's conversion from mutual to stock form which was completed on March 31, 1994 (the "Conversion"). Permanent Federal, the predecessor of which was originally organized in 1885, is a federally chartered savings bank headquartered in Evansville, Indiana. The Bank's deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (the "FDIC"). Through its main office and network of twelve branch offices, the Company serves Vanderburgh, Gibson, Warrick, Posey and Dubois Counties, Indiana. At March 31, 1999, the Company had total assets of $492.3 million, deposits of $345.3 million, and total stockholders' equity of $40.9 million (8.31% of total assets).

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

Lending Activities

         General. Historically, the Bank originated fixed-rate, one- to four-family mortgage loans. In the early 1980s, however, the Bank began to also originate, subject to market conditions, adjustable-rate mortgage ("ARM") loans for retention in its portfolio. At March 31, 1999, 74.5% of the Bank's loan portfolio was fixed-rate and 24.1% was adjustable-rate. The Bank's adjustable-rate loan portfolio as a percentage of the total loan portfolio has decreased from 42.9% at March 31, 1992 to 25.5% at March 31, 1999 as consumer demand for fixed-rate loans increased. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1999, attached hereto as Exhibit 13 (the "Annual Report").

         The Bank focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied, one-to four-family residences as well as multi-family and commercial real estate loans, automobile and other consumer loans. To a lesser extent, the Bank also originates a limited number of construction and commercial business loans. At March 31, 1999, the Bank's total loan portfolio, including commercial paper, totaled $324.1 million, of which $171.3 million, or 52.8%, were one- to four-family mortgage loans. At the same date, consumer loans (including indirect and direct automobile loans) totaled $86.1 million, or 26.6%, multi-family and commercial real estate loans totaled $31.9 million, or 9.9%, construction loans totaled $8.2 million, or 2.5%, and there was $9.3 million of commercial paper, representing 2.9% of the loan portfolio. Other business loans totaled $17.3 million or 5.3% of the loan portfolio.

         The Bank also invests in mortgage-backed securities. At March 31, 1999, mortgage-backed securities, net, totaled $54.8 million, or 11.1% of total assets. See "Investment Activities -- Mortgage-Backed Securities."

         Loan applications are initially underwritten and approved at various levels of authority, depending on the type and amount of the loan, as established by the Board of Directors. Residential loans in excess of $350,000, commercial real estate loans in excess of $1,000,000 and commercial business loans in excess of $1,000,000 require the approval of the Board of Directors or the Senior Loan Committee consisting of three Bank officers and three non-employee directors. All unsecured loans in excess of $250,000 are reviewed by this committee.

         Prior to the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that the Bank was permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, was, with certain exceptions, limited to the lesser of 10% of the Bank's deposits or 100% of its regulatory capital. Effective August 9, 1989, the Bank's loans-to-one-borrower limit was reduced in accordance with FIRREA, generally to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation Federal Regulation of Savings Associations." At March 31, 1999, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $4.9 million. At March 31, 1999, the Bank had no loans with aggregate outstanding balances in excess of this amount.

         Management reserves the right to change its emphasis on the amount, or type of lending in which it engages to adjust to market or other factors.

         Portfolio Composition. The following table sets forth the composition of the Bank's loan and mortgage-backed securities portfolios (including loans held for sale) in dollar amounts and in percentages at the dates indicated.



                                                            1995                       1996                       1997
                                                             -----                      -----                      -----
                                                        Amount      Percent        Amount      Percent       Amount      Percent
                                                        ------      -------        ------      -------       ------      -------
Real Estate Loans:
 One- to four-family...........................       $133,864        67.62%      $144,155        68.85%   $152,655       71.82%
 Multi-family..................................         15,712         7.94         11,823         5.65       8,041        3.78
 Commercial real estate........................          5,052         2.55          4,787         2.29       4,034        1.90
 Construction or development...................          2,406         1.22          2,700         1.29       1,888         .89
                                                      --------       ------       --------       ------    --------       -----
     Total real estate loans...................       $157,034        79.33       $163,465        78.08    $166,618       78.39
                                                     ---------       ------       --------       ------    --------      ------
Other Loans:
 Consumer Loans:
  Deposit account..............................          1,011         0.51          1,148         0.55         940         .44
  Automobile...................................         28,005        14.14         31,056        14.83      31,394       14.77
  Home improvement.............................          1,201         0.61          1,088         0.52       1,084         .51
  Retail mobile home loans.....................          1,984         1.00          1,595         0.76       1,240         .58
  Home equity and other........................          8,137         4.11          8,666         4.14      10,269        4.83
                                                      --------       ------       --------       ------    --------      ------
     Total consumer loans......................         40,338        20.37         43,553        20.80      44,927       21.13
 Commercial business loans.....................             96         0.05             57         0.03          52         .02
 Bankers' acceptances..........................            489         0.25            299         0.14         ---         ---
 Commercial paper..............................            ---       ---             1,997         0.95         979        .46
                                                      --------       ------       --------       ------    --------       -----
     Total other loans.........................         40,923        20.67         45,906        21.92      45,958       21.61
                                                      --------       ------       --------      -------    --------      ------
     Total loans...............................       $197,957       100.00%      $209,371       100.00%   $212,576      100.00%
                                                      ========       ======       ========       ======    ========      ======
Less:
 Loans in process..............................             62                      67                      (24)
 Deferred fees and discounts...................            319                        156                       284
 Allowance for losses..........................          2,093                      2,238                     2,126
                                                      --------                     ------                  --------
 Total loans ..................................       $195,483                   $206,910                  $210,190
                                                      ========                   ========                  ========

Mortgage-Backed Securities:
 FNMA..........................................        $16,684           21.61%   $21,286           22.62%  $31,793           31
 GNMA..........................................         35,692           46.24     31,949           33.96    27,160           26
 FHLMC.........................................         24,812           32.14     40,852           43.42    41,832           41
                                                      --------          ------     ------           -----  --------          ---
    Total mortgage-backed

      securities...............................         77,188          100.00%    94,087          100.00%  100,785          100
                                                                        ======                     ======                    ===

Net premiums and discounts.....................             55                         20                       448
                                                      --------                    -------                  --------

Net mortgage-backed securities.................        $77,243                    $94,107                  $101,233
                                                       =======                    =======                  ========

                                                               1998                      1999
                                                              ------                    -----
                                                         Amount      Percent        Amount      Percent
                                                         ------      -------        ------      -------
Real Estate Loans:
 One- to four-family...........................        $158,750           69.67%  $171,250           52.84%
 Multi-family..................................           4,092            1.80      4,838            1.49
 Commercial real estate........................           4,795            2.10     27,060            8.35
 Construction or development...................           3,435            1.51      8,208            2.53
                                                       --------          ------   --------          ------
     Total real estate loans...................        $171,072           75.08   $211,356           65.21
                                                       --------           -----   --------           -----
Other Loans:
 Consumer Loans:
  Deposit account..............................             892            0.39        868             .27
  Automobile...................................          31,436           13.80     56,766           17.52
  Home improvement.............................             839            0.37        570             .18
  Retail mobile home loans.....................             935            0.41        724             .22
  Home equity and other........................           9,718            4.26     27,199            8.39
                                                        -------         ------- ----------          ------
     Total consumer loans......................          43,820           19.23     86,127           26.58
 Commercial business loans.....................           3,861            1.69     17,328            5.35
 Bankers' acceptances..........................             ---          ---           ---             ---
 Commercial paper..............................           9,116         4.00         9,275            2.86
                                                       --------          ------   --------          ------
     Total other loans.........................          56,797           24.92    112,730           34.79
                                                         ------           -----   --------         -------
     Total loans...............................        $227,869          100.00%  $324,086          100.00%
                                                       --------          ======   --------          ======
Less:
 Loans in process..............................              149                         52
 Deferred fees and discounts...................                 398                        310
 Allowance for losses..........................               1,973                     2 ,706
                                                            -------                -----------
 Total loans ..................................            $225,349                   $321,018
                                                           ========                   ========

Mortgage-Backed Securities:
 FNMA..........................................       .55%  $25,730           31.76%   $17,464           32.09%
 GNMA..........................................       .95    27,116           33.47     20,105           36.94
 FHLMC.........................................       .50    28,163           34.77     16,858           30.97
                                                      ---    ------         -------  ---------       ---------
    Total mortgage-backed                                    81,009                     54,427              00%
                                                                                                            ==
      securities...............................       .00%                   100.00%                    100.
                                                      ===                    ======                     ====

Net premiums and discounts.....................                 505                        422
                                                          ---------                    -------

Net mortgage-backed securities.................             $81,514                    $54,849
                                                            =======                    =======

                                        4

         The following table sets forth the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.

                                                      1995                      1996                      1997
                                                     ------                    ------                    ------
                                                Amount     Percent       Amount      Percent        Amount      Percent
                                                ------     -------       ------      -------        ------      -------
Fixed-Rate Loans:
-----------------
 Real estate:
  One- to four-family.......................     $ 96,379    48.67%      $ 99,568      47.56%      $ 94,842    44.45%
  Multi-family..............................        7,029      3.55         3,271        1.56         2,687      1.26
  Commercial real estate....................        3,803      1.92         3,634        1.74         3,357      1.58
  Construction or development...............        2,392      1.21         2,686        1.28         1,855       .87
                                                  -------  -------        -------    -------        -------   -------
     Total real estate loans................      109,603    55.35        109,159      52.14        102,741     48.16

  Consumer..................................       38,343    19.37         43,405      20.73         44,450     20.91
  Commercial business.......................           74     0.04             57        0.03            52       .02
  Term federal funds........................          ---      ---            ---        ---            ---      ---
  Bankers' acceptances......................          489     0.25            299        0.14           ---      ---
  Commercial paper..........................          ---      ---          1,997        0.95           979      .46
                                                  -------  -------        -------    -------        -------   -------
     Total fixed-rate loans.................      148,509    75.01        154,917      73.99        148,222     69.55
                                                  -------  -------        -------    -------        -------   -------
Adjustable-Rate Loans:
 Real estate:
  One- to four-family.......................       37,485    18.94         44,588      21.30         57,813      27.36
  Multi-family..............................        8,683      4.39         8,552        4.08         5,354       2.52
  Commercial real estate....................        1,249      0.63         1,153        0.55           677        .32
  Construction or development...............           14      0.01            13        0.01            33        .02
                                                  -------  -------        -------    -------        -------   -------
     Total real estate loans................       43,431    23.97         54,306      25.94         63,877      30.22
 Consumer...................................        1,995      1.01           148        0.07           477        .23
 Commercial business........................           22      0.01           ---        --           ---         ---
                                                  -------  -------        -------    -------        -------   -------
     Total adjustable-rate
      loans.................................       49,448    24.99         54,454      26.01         64,354    30.45
                                                ----------   -----      ---------      -----      ---------    -----
     Total loans............................      197,957   100.00%       209,371    100.00%        212,576   100.00%
                                                            ======                   ======                   ======
Less:
 Loans in process...........................           62                      67                       (24)
 Deferred fees and discounts................          319                     156                       284
 Allowance for loan losses..................        2,093                   2,238                     2,126
                                                  -------                 -------                   -------
     Total loans and loans held for sale, net    $195,483                $206,910                  $210,190
                                                 ========                ========                  ========

                                                        1998                     1999
                                                       ------                    -----
                                                 Amount     Percent         Amount    Percent
                                                 ------     -------         ------    -------
Fixed-Rate Loans:
-----------------
 Real estate:
  One- to four-family.......................      $ 95,432     41.88%    $110,140      33.98%
  Multi-family..............................         2,346       1.03       3,396        1.05
  Commercial real estate....................         3,386       1.49      17,054        5.26
  Construction or development...............         3,423       1.50       8,196        2.53
                                                   -------    -------     -------     -------
     Total real estate loans................       104,587      45.90     138,786      42.82%

  Consumer..................................        42,324      18.57      76,132       23.49
  Commercial business.......................           581       0.25      17,203        5.31
  Term federal funds........................           ---        ---         ---         ---
  Bankers' acceptances......................           ---        ---         ---         ---
  Commercial paper..........................         9,116       4.00       9,275        2.87
                                                   -------    -------     -------     -------
     Total fixed-rate loans.................       156,608      68.72     241,396       74.49
                                                   -------    -------     -------     -------
Adjustable-Rate Loans:
 Real estate:
  One- to four-family.......................         63,318     27.79     61,110      18.86
  Multi-family..............................          1,746      0.77      1,442       0.44
  Commercial real estate....................          1,409      0.62     10,006       3.09
  Construction or development...............            12       ---          12        ---
                                                   -------    -------     -------     -------
     Total real estate loans................        66,485     29.18      72,570      22.39
 Consumer...................................         1,496      0.66       9,995       3.08
 Commercial business........................         3,280      1.44         125       0.04
                                                   -------    -------     -------     -------
     Total adjustable-rate
      loans.................................        71,261      31.28     82,690      25.51
                                                  --------     ------  ----------   ---------
     Total loans............................       227,869    100.00%    324,086     100.00%
                                                              ======                  ======
Less:
 Loans in process...........................           149                    52
 Deferred fees and discounts................           398                   310
 Allowance for loan losses..................         1,973                 2,706
                                                   -------                -------
     Total loans and loans held for sale, net     $225,349              $321,018
                                                  ========               ========

            The following table sets forth the maturities of the Bank's loan portfolio (excluding commercial paper) at March 31, 1999. Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table reflects scheduled principal amortization, but does not reflect possible prepayments or enforcement of due-on-sale clauses.

                                                             Real Estate
                                                             Multi-family
                                                                 and
                                                             Commercial                 Construction
                              One- to four-family            Real Estate               or Development
                            ----------------------      --------      ------       --------      ------
                                           Weighted                   Weighted                   Weighted
                                            Average                   Average                    Average
                             Amount          Rate        Amount        Rate         Amount        Rate
                            --------        ------      --------      ------       --------      ------
                                                                                       (Dollars in Thousands)
  Due During Years
   Ending March 31,
2000(1)                       $   13,284          8.05% $     2,979         8.44%   $     6,761        8.04%
2001 to 2004                      16,156          7.09       11,384          7.64         1,230         8.83
2005 to 2009                      66,662          7.38        6,997          7.91           217         8.25
2010 to 2019                      68,863          7.18       10,539          7.80         - - -        - - -
2019 and following                 6,285          6.56        - - -         - - -         - - -        - - -
                                --------                -----------                 -----------
Total                           $171,250                $    31,898                 $     8,208
                                ========                ===========                 ===========

                                                              Commercial
                                    Consumer                   Business                  Total
                             --------------------      ---------------------      -------------------
                                           Weighted                  Weighted                  Weighted
                                           Average                    Average                   Average
                              Amount        Rate        Amount         Rate        Amount        Rate
                             --------      ------      --------       ------      --------      -----
                               (Dollars in Thousands)
  Due During Years
   Ending March 31,
2000(1)                        $   13,849        8.20%  $     5,248         8.18%  $   42,121        8.14%
2001 to 2004                       59,968         8.72        7,603          6.69      96,341         8.16
2005 to 2009                        9,374         9.71        2,747          6.86      85,997         7.67
2010 to 2019                        2,865        10.56          798          5.94      83,065         7.36
2019 and following                     71         9.56          931          7.75       7,287         6.74
                               ----------                ----------                ----------
Total                          $   86,127                $   17,328                $  314,811

                               ==========                ===
----------
(1) Includes demand loans, loans having no stated maturity and overdraft loans.

         At March 31, 1999, the total amount of loans due after March 31, 1999 which had fixed interest rates was $241.4 million, while the total amount of loans due after such date which had floating or adjustable interest rates was $82.7 million.

         One- to Four-Family Residential Mortgage Lending. The Bank's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured primarily by property located in the Bank's primary market area. At March 31, 1999, the Bank had $171.2 million, or 52.8% of its loan portfolio invested in these loans.

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

         From 1991 to 1993, Permanent Federal increased its investment in mortgage-backed securities, while in fiscal 1994 and 1995, the amount of such securities remained relatively constant and again increased during fiscal 1996 and 1997. Mortgage-backed securities decreased $19.7 million in 1998, and $26.7 million in fiscal 1999. Although such securities are generally held for investment, they can serve as collateral for borrowings. For information regarding the carrying and market values of Permanent Federal's mortgage-backed securities portfolio, see Note 3 of the Notes to Consolidated Financial
Statements in the Annual Report. See also "Investment Activities - Mortgage-Backed Securities."

         Consumer Lending. The Bank considers consumer lending an integral component of its lending operations and has during the last fiscal year expanded its consumer loan portfolio particularly in the automobile and home lending areas. Consumer loans generally have shorter terms to maturity (thus reducing Permanent Federal's exposure to changes in interest rates) and historically have carried higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At March 31, 1999, the Bank's consumer loan portfolio totaled $86.1 million, or 26.6% of its loan portfolio. The chief component of such loans consists of indirect and direct automobile paper, accounting for $56.8 million, or 65.9%, of the consumer loan portfolio at March 31, 1999. Under applicable federal law, the Bank is authorized to invest up to 35% of its assets in consumer loans.

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

Bank's market area and underwritten by the Bank's lending staff in accordance with the Bank's general standards for underwriting consumer loans. These loans are originated at fixed interest rates and are typically for terms of up to five years. At March 31, 1999, indirect dealer loans totaled $46.1 million, or 53.6%, of the Bank's consumer loan portfolio.

         5 At March 31, 1999, $23.4 million of the Bank's consumer loans consisted of home equity loans, including home equity lines of credit. The home equity loans are typically collateralized by second mortgages on owner-occupied, single-family mortgage loans.

         The Bank has also purchased loans secured by mobile homes. Such loans were originated through a subsidiary of the Bank in association with two other savings institutions. The subsidiary created pools of mobile home loans it originated, and Permanent Federal and the other participating lenders each purchased a one-third interest in the pools. The Bank's mobile home loan portfolio as of March 31, 1999 was $724,000, or .22% of the Bank's loan portfolio. Mobile home loans are typically made at higher yields and for a shorter maturity than one- to four-family residential mortgage loans. The Bank's mobile home loans were typically made for terms of up to 15 years and all were one-year ARMs. At March 31, 1999, $54,000, or 7.5%, of the Bank's mobile home loan portfolio was non-performing.

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

         Multi-Family and Commercial Real Estate Lending. An increasing part of the Bank's portfolio as a percentage of the total, the Bank has originated multi-family and commercial real estate loans in its lending area, and has purchased whole loan and participation interests in loans from other financial institutions in Indiana, and to a lesser extent, in Kentucky and Tennessee. At March 31, 1999, the Bank had multi-family and commercial real estate loans totaling $31.9 million, representing 9.8% of its loan portfolio.

         The majority of the Bank's multi-family and commercial real estate loans are secured by apartment buildings, as well as other types of property, including nursing homes, office buildings, hotels and shopping centers.

         The table below sets forth by type of security property the Bank's multi-family and commercial real estate (including land) loans at March 31, 1999.

                                                                                                      Amount of
                                                                                Outstanding        Non-Performing
                                                             Number of            Principal        or Of Concern
                                                               Loans              Balance              Loans
                                                               -----              -------              -----
                                                                           (Dollars in Thousands)

Apartment buildings....................................                    3          $      268      $       ---
Church.................................................                    6               2,628              ---
Small business facilities and office
  buildings............................................                   78              22,388              ---
Hotels                                                                     3               5,801              ---
Shopping centers.......................................                    2                 813              ---
                                                                  ----------           ---------     ------------

  Total commercial and multi-family
   real estate loans...................................                  92            $  31,898     $        ---
                                                                  ==========           =========     ============

         At March 31, 1999, the Bank had a total of 13 multi-family and commercial real estate loans with outstanding principal balances in excess of $1.0 million. Each of these loans was performing in accordance with its terms at March 31, 1999.

         Multi-family and commercial real estate loans originated by the Bank generally have terms ranging from 5 to 20 years and up to 30 year amortization schedules. Rates on such loans generally either (i) adjust (subject, in some cases, to specified interest rate caps) at one, three or five year intervals to specified spreads over an index, (ii) float (subject, in some cases, to specified interest rate caps) with changes in a specified prime rate or (iii) carry fixed rates. Under the Bank's current loan policy, multi-family and commercial real estate loans (other than loans to facilitate) are written in amounts of up to 80% of the appraised value of the properties.

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

         Construction or Development Lending. The Bank makes a limited number of construction loans to individuals for the construction of their residences. The Bank generally requires that the customer have a general contractor. The Bank also makes loans to builders for presold and speculative single-family construction purposes and a limited number of multi-family and commercial construction loans. At March 31, 1999, the Bank's construction loan portfolio totaled $8.2 million (including a $155,000 loan on a low-income housing project), or 2.5% of its total loan portfolio. As of that date, all of these loans were secured by property located within the Bank's market area.

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

         Construction loans to builders are written for a term of 18 months at a fixed rate of interest. Construction loans are obtained primarily through continued business from builders who have previously borrowed from the Bank, as well as referrals from existing customers. The application process includes a submission of accurate plans, specifications and costs of the project to be constructed. These items are also used as a basis for determining the appraised value of the subject property. Loans are based on the lesser of the current appraised value or the cost of construction (land plus building). From time to time, the Bank has lent funds for the development and subdivision of lots, although the Bank had no such loans in its portfolio at March 31, 1999.

         Commercial Business Lending. Federally chartered savings institutions, such as Permanent Federal, are authorized to make secured or unsecured loans and issue letters of credit for commercial, corporate, business and agricultural purposes and to engage in commercial leasing activities, up to a maximum of 10% of total assets.

         A small but increasing part of the Bank's loan portfolio, at March 31, 1999, Permanent Federal had $17.3 million in commercial business loans outstanding (representing 5.3% of the Bank's total loan portfolio). At March 31, 1999, Permanent Federal had $136,000 of standby letters of credit outstanding.

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

         During fiscal 1999, the Bank originated a total of $168.8 million in loans. Of the loans originated during the year, $55.9 million were one- to four-family real estate loans, $76.9 million were consumer loans, $27.7 million were commercial loans, and $3.9 million were construction loans.

         The Bank's current policy is to sell all fixed-rate conventional loans that are originated or converted with terms of more than 15 years. Likewise, all FHA and VA loans are sold, irrespective of term. In contrast, all ARM loans, regardless of the term, are retained and other loans (generally non-conforming loans) are also retained in the Bank's portfolio. Servicing is retained on all loan sales, except for FHA and VA mortgage loans. During fiscal 1997, 1998 and 1999, the Bank sold $1.0 million, $5.1 million and $12.7 million of loans, respectively.

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

         The Bank occasionally purchases loans and loan participations for one- to four-family, multi-family and commercial real estate loans. Such loans had a carrying value of approximately $7.1 million, $5.5 million, and $14.3 million at March 31, 1997, 1998 and 1999, respectively.

         During  the  past  three   fiscal   years,   the  Bank  has   purchased
mortgage-backed securities in order to supplement loan demand. In fiscal 1996, the Bank purchased $30.2 million of mortgage-backed securities and purchased $34.5 million and $18.5 million of such securities in fiscal 1997 and 1998, respectively. In fiscal 1999, the Bank purchased $20.9 million of mortgage backed securities. The mortgage-backed securities purchased generally had fixed rates and maturities of up to 15 years and adjustable rates up to 30 years. See "Investment Activities."

         The Bank had commitments to make loans, including participations, of approximately $1.6 million, $4.9 million and $23.4 million (excluding undisbursed portions of loans in process) at March 31, 1997, 1998 and 1999, respectively. In addition, the Bank had approximately $104,000,

$100,000 and $106,000 in commitments to sell loans at March 31, 1997, 1998 and 1999, respectively.

         The amount of loans serviced by the Bank for others totaled $34.3 million, $32.5 million and $36.3 million at March 31, 1997, 1998 and 1999, respectively.

         The Bank generally earns servicing fees of 25 basis points for servicing loans for others. For the years ended March 31, 1997, 1998 and 1999 such fees amounted to approximately $101,000, $84,000 and $82,000, respectively.

         The following table sets forth the loan origination, purchase and repayment activities of the Bank for the periods indicated.

                                                              1997         1998        1999
                                                          ------------ --------------------
cOriginations by type:
  Real estate - one- to four-family.......................     $32,020      $39,373     $55,948
              - multi-family..............................         ---          ---         ---
              - commercial real estate....................         ---        3,144       4,308
              - construction..............................       6,070        3,634       3,943
  Non-real estate ........................................
                  -consumer...............................      24,647       24,829      76,933
                  -commercial business....................          16        5,192      27,676
                                                                ------       ------      ------
         Total loans originated ..........................      62,753       76,172     168,808
                                                                ------       ------      ------
Purchases:
  Real estate - one- to four-family.......................      $  ---       $  ---       $ ---
              - multi-family..............................         ---          ---         ---
              - commercial real estate....................         ---          ---         ---
              - construction..............................         ---          ---         ---
  Non-real estate - consumer..............................         ---          ---         ---
              - commercial business.......................         ---          ---         ---
              - commercial paper..........................      17,741       17,257      43,552
              - bankers' acceptances......................         ---           ---         ---
                                                                ------       ------      ------
         Total loans purchased............................      17,741       17,257      43,552
 Mortgage-backed securities...............................      34,491      18,485       20,919
                                                                ------       ------      ------
         Total purchases..................................      52,232       35,742      64,471
                                                                ------       ------      ------
Sales and Principal Repayments:
Sales:
Real estate - adjustable-rate one- to four-family......... $       ---  $        ---$        ---
   - fixed-rate one- to four-family.......................         962        5,078      12,721
              - multi-family..............................         ---          ---         ---
              - commercial real estate....................         ---          ---         ---
              - construction..............................         ---          ---         ---
  Non-real estate - consumer..............................         ---          ---         ---
        - commercial business.............................         ---          ---         ---
                                                                ------       ------      ------
         Total loans sold.................................         962        5,078      12,721
  Mortgage-backed securities..............................      11,143       15,083      18,223
                                                                ------       ------      ------
         Total sales......................................      12,105       20,161      30,944
Principal repayments......................................      91,807       97,399     187,707
                                                                ------       ------      ------
         Total reductions.................................     103,912      117,560     218,651
Increase (decrease) in other items, net...................         ---          ---         ---
                                                                ------       ------      ------
         Net increase (decrease)..........................     $11,073    $ (5,646)    $ 14,628
                                                                ======       ======    ========

  Asset Quality

         Loan Monitoring Procedures. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by real estate, a late notice is sent 10 to 15 days after the scheduled payment date, depending on the type of loan, and a second notice is sent after 16 days. In the case of consumer loans, a late notice is sent five days after the scheduled payment date and a second notice is sent after ten days. If the delinquency is not cured by this time, contact with the borrower is made by phone. Additional written and verbal contacts or meetings with the borrower are made to the extent necessary. With respect to mortgage loans, if the delinquency is not cured by the 90th day, a 30-day default letter is sent and, once that period lapses, appropriate action to foreclose on the property is initiated. Interest income on loans at this point is reduced by the full amount of accrued and uncollected interest. If foreclosed, the property is sold at a sheriff's sale and typically is purchased by the Bank. Delinquent consumer loans are handled in a similar manner. If these efforts fail to bring the loan current, appropriate action may be taken to collect any loan payment that remains delinquent. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under Indiana consumer protection laws.

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

         A committee of senior officers and outside directors of the Bank periodically reviews large loans (generally, those unsecured loans in excess of $250,000, residential real estate loans in excess of $350,000 and commercial credits in excess of $1,000,000). The committee examines the borrower's financial statements and position, prior loan performance and any industry or economic trends which would potentially affect the borrower's operations or collateral values.

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

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances. Additionally, while the Bank's asset quality is generally strong and its reserves adequate, changes in the local or national exonomy could adversely affect asset quality or call for the establishment of additional reserves.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews problem loans and real estate acquired through foreclosure in its portfolio to determine whether such assets require classification in accordance with applicable regulations. Classified assets of the Bank at March 31, 1999, (without deduction for specific valuation allowances of $236,000) all of which are included in the table of non-performing assets.

                                                               At March 31,
                                                     1997          1998         1999
                                                              (In Thousands)
Substandard (including real
 estate owned)...................................       $2,965        $1,372       $2,606
Doubtful.........................................           87           141          975
Loss.............................................          ---           ---          ---
                                                    ----------    ----------   ----------
     Total classified assets
      (including real estate
      owned).....................................       $3,052        $1,513      $3,581
                                                        ======        ======      ======
Special mention..................................       $4,587        $2,753      $4,633
                                                        ------        ------      ======
     Total classified assets                                                       $8,214
                                                                                   ======
      (including real estate
      owned) and special
      mention....................................       $7,639        $4,266
                                                        ======        ======

         The specific reserves established with respect to classified assets are included in the allowance for loan losses.

         Allowance for Loan Losses. The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                                                         At March 31,
                                          1995                            1996                              1997
                              ----------------------------- --------------------------------- --------------------------------
                                               Percent                  Percent                          Percent
                                              of Loans                 of Loans                         of Loans
                                               in Each                  in Each                          in Each
                                              Category                 Category                         Category
                                              to Total                 to Total                         to Total
                                 Amount         Loans        Amount      Loans          Amount            Loans           Amount
                              ------------- ----------- --------------------------- --------------- ---------------- ---------------
One- to four-
 family......................  $       1      68.2%    $       90      69.4%       $      90            71.7%       $      ---
Multi-family.................        210        7.9           166        5.5             183              3.8              ---
Commercial real
 estate......................        ---        2.9           ---        2.4             ---              1.9              ---
Construction or
 development.................        ---        1.2           ---        1.3             ---              1.0              ---
Consumer.....................         18       19.7            50       20.3              68             21.1               50
Commercial business..........        107        0.1           ---        ---             ---               --              ---
Bankers' acceptances.........        ---         --           ---        0.1             ---               --              ---
Commercial paper.............        ---         --           ---        1.0             ---               .5              ---
Unallocated
  Consumer...................        382        N/A           456        N/A             454              N/A              520
  One- to four-family........        630        N/A           647        N/A             876              N/A              435
 Multi-family and
    commercial
    real estate..............        734        N/A           829        N/A             455              N/A              968
  Construction or
    development..............         11        N/A         ---          N/A             ---              N/A              ---
                                  ------      -----      --------      -----          ------            -----       ----------
     Total...................     $2,093    100.00%        $2,238    100.00%          $2,126          100.00%           $1,973
                                  ======    ======         ======    ======           ======          ======            ======

                                       1998                             1999
                              --------------------------- ------------------
                                    Percent                           Percent
                                   of Loans                          of Loans
                                    in Each                           in Each
                                   Category                          Category
                                   to Total                          to Total
                                     Loans           Amount            Loans
                              ------------- ---------------- -----------
One- to four-
 family......................      69.7%      $           3          52.8%
Multi-family.................        1.8              ---              1.5
Commercial real
 estate......................        2.1              ---              8.4
Construction or
 development.................        1.5              ---              2.5
Consumer.....................       19.2              256             26.6
Commercial business..........        1.7              ---              8.2
Bankers' acceptances.........         --              ---
Commercial paper.............        4.0              ---
Unallocated
  Consumer...................        N/A              997              N/A
  One- to four-family........        N/A              749              N/A
 Multi-family and
    commercial
    real estate..............        N/A              643              N/A
  Construction or
    development..............        N/A               58              N/A
                                   -----        ---------            -----
     Total...................    100.00%           $2,706          100.00%
                                 ======            ======          ======

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

Investment Activities

         General. Permanent Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At March 31, 1999, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 40.5%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report and "Regulation - Liquidity."

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

         Securities. At March 31, 1999, Permanent Federal's securities (including mortgage-backed securities) totaled $124.2 million, or 14.1% of total assets. As of such date, the Bank also had a $5.5 million investment in FHLB stock, satisfying its requirement for membership in the FHLB of Indianapolis.

         OTS and accounting guidelines regarding investment portfolio accounting require institutions to categorize all securities and certain other assets as "held to maturity", "available for sale" or "trading." The portion of the investment portfolio which is held with the intent to hold to maturity is accounted for on an amortized cost basis. Assets which are categorized as available for sale are carried at estimated fair value. At March 31, 1999, the Company had $117.3 million in securities "available for sale," $6.9 million of securities which are held to maturity, and no securities identified as "trading." The securities available for sale at March 31, 1999 had net unrealized gains of $9,869. At March 31, 1998, the Bank had $168.3 million in securities available for sale, $18.9 of securities classified as held to maturity and no securities identified as "trading." The securities available for sale at March 31, 1998 had net unrealized gains of $372,373.

         The following table sets forth the composition of the Bank's securities portfolio (including securities held to maturity and available for sale) at the dates indicated.

                                                                        At March 31,
                                        -----------------------------------------------------------------------------
                                                        1997                      1998                   1999
                                        -----------------------------------------------------------------------------
                                                 Book        % of         Book         % of        Book          % of
                                                Value       Total        Value        Total       Value         Total
                                                                   (Dollars in Thousands)
Available for sale securities at fair value:
  U.S. government securities                  $ 7,009       3.66%     $  4,033        2.09%     $ - - -         - - - %
  Federal agency securities ............       78,171       40.79      100,972        52.43      62,478         48.18
  Mortgage backed securities............       74,052       38.64       62,652        32.53      54,811         42.27
  Municipal bonds & other...............       - - -        - - -          614         0.32       - - -         - - -
                                        -------------------------   ----------   -------------------------------------
     Subtotal...........................      159,232      83.09%      168,271       87.37%     117,289        90.45%

Held to maturity securities at amortized cost:
   Municipal bonds & other..............           25         0.1        - - -             - - -  6,920          5.34
   Mortgage backed securities...........       27,181       14.18       18,861        9.79%       - - -         - - -
   FHLB stock...........................        5,193        2.71        5,466         2.84       5,466          4.22
      Subtotal..........................       32,399    16.91          24,327     12.63         12,386          9.55
                                               ------   ---------       ------     --------      ------
         Total securities...............     $191,631    100.00%      $192,598      100.00%    $129,674   100.00%
                                             ========   =========     ========      =======    ========   =======

Other interest earning deposits with banks     $3,154   100.00%         $1,808     100.00%       $6,361   100.00%
                                               ======  ==========       ======     =======       ======   =======

         The following table sets forth as of March 31, 1999 the composition and maturities of the securities portfolio, excluding FHLB stock.

                                                                  At March 31, 1999
                                        Less Than        1 to 5        Over 5               Total Investment
                                          1 Year         Years         Years                         Securities
                                        Fair Value     Fair Value    Fair Value       Fair Value   Amortized Cost
                                                                  (Dollars in Thousands)

Federal agency obligations..........      $1,965,000    $14,916,329      $45,596,667   $62,477,996       $62,947,099
Mortgage backed securities..........         123,859       2,858,532      51,828,699    54,811,090        54,332,118
State and local government
   obligations and other............       1,008,722                       5,618,513     6,627,235         6,919,793
                                         ----------- -------------------------------   -----------      ------------
Total investment securities.........      $3,097,581    $17,774,861     $103,043,879  $123,916,321      $124,199,010
                                          ==========    ===========     ============  ============      ============

         At March 31, 1999 the Bank's securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding securities issued by the United States Government or its agencies.

         The Bank's securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made by authorized Bank officers within specified limits. See also Note 2 of the Notes to Consolidated Financial Statements in the Annual Report.

         Mortgage-Backed Securities. The Bank has a portfolio of mortgage-backed securities and has utilized such investments to complement its mortgage lending activities. See "Lending Activities -One-to Four-Family Residential Mortgage Lending." At March 31, 1999, the Bank's mortgage-backed securities totaled $54.8 million. At such date, the mortgage-backed securities portfolio consisted entirely of securities backed by loans insured or guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). At March 31, 1999, the Bank's portfolio consisted of $54.8 million available for sale. At such date, the portfolio had a weighted average interest rate of 6.33%.

         For information regarding the carrying and market values of Permanent Federal's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements in the Annual Report.

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

         Borrowings are used to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, to purchase investments (including mortgage-backed securities) and to support lending activities. At March 31, 1999, the Bank's borrowings consisted of FHLB advances totaling $96.5 million. See Notes 6, 7 and 8 of the Notes to Consolidated Financial Statements in the Annual Report.

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

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. The ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The Bank believes that the recent trends in deposit migration represents an industry phenomenon and are not unique to the Bank. The Bank will continue to remain rate competitive on maturing deposits and to utilize FHLB advances as a funding alternative when necessary. During fiscal years 1997, 1998 and 1999, the Bank experienced a net inflow as a result of branch acquisitions. The FHLB has recently introduced several new advance programs that offer variable rates or amortizing principal amounts specifically tied to funding one- to four-family residential loans. These advances have proven to be a less costly funding source after consideration of the cost of deposit insurance associated with traditional deposits.

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the periods indicated.

                                                                   At March 31,
                                    ---------------------------------------------------------------------------
                                              1997                     1998                      1999
                                             ------                   ------                    -----
                                            Percent                   Percent                  Percent
                                       Amount     of Total      Amount      of Total      Amount     of Total
                                                                  (In Thousands)

Transactions and Savings Deposits:

Commercial Demand                         $  902       0.32%        $1,755          0.62%   $12,268     3.53%
Passbook Accounts (2.75-5.59%)            54,245       19.20        52,051         18.27     59,482    17.13
NOW Accounts (2.00-2.60%)                 24,046        8.51        22,468          7.89     30,889     8.89
Money Market Accounts (2.75-3.00%)        11,542        4.08        11,542          4.05     26,755     7.70
                                       ---------   ---------      --------      --------   -------- --------

Total Non-Certificates                    90,736      32.11         87,816         30.83    129,394    37.25
                                       ---------   ---------      --------      --------   -------- --------

Certificates:

 0.00 -  3.49%                               158        0.06            66          0.02         40      .01
 3.50 -  5.49%                            81,947       29.00        61,523         21.59    120,750    34.77
 5.50 -  7.49%                           104,618       37.02       130,864         45.93     92,404    26.60
 7.50 -  9.49%                             3,295        1.17         2,673          0.94      2,753      .80
                                       ---------   ---------      --------      --------   -------- --------

Total Certificates                       190,018       67.24       195,126         68.48    215,947    62.18
                                       ---------   ---------      --------      --------   -------- --------
Accrued Interest                           1,809         0.65        1,971          0.69      1,985      .57
                                       ---------   ---------      --------      --------   -------- --------
Total Deposits                          $282,563     100.00%      $284,913        100.00%  $347,326   100.00%
                                        ========   =========      ========      ========   ======== ========

         The following table sets forth the savings flows at the Bank during the periods indicated.

                                                      Year Ended March 31,
                                            ----------------------------------------
                                              1997            1998          1999
                                            --------       ---------    ------------
                                                      (Dollars in Thousands)
Opening balance....                         $280,008        $280,753      $  282,942
Deposits...........                          566,909         585,093       1,097,472(1)
Withdrawals........                          575,977         592,939       1,046,582
Interest credited..                            9,813          10,035          11,509
                                            --------       ---------    ------------
Ending balance.....                         $280,753        $282,942       $ 345,341
                                            ========        ========       =========
Net increase.......                         $    745       $   2,189      $   62,399
                                            ========       =========      ==========
Percent increase..                              0.26%           0.78%          22.1 %
                                            ========      ==========      ==========

       (1) includes $78,749 of deposits acquired in branch acquisition

         The following table sets forth the rate and maturity information for the Bank's certificates of deposit as of March 31, 1999.

                                 0.00-         3.50-        5.50-         7.50-                     Percent
                                 3.49%         5.49%        7.49%         9.49%        Total       of Total
                                ------        ------       ------        ------       -------      --------
Certificate accounts maturing                            (Dollars in Thousands)
in quarter ending
June 30, 1999....................       40        21,764       17,370                     39,174     18.14%
September 30, 1999...............                 25,522       13,554            13       39,089      18.10
December 31, 1999................                 11,959        7,611             7       19,578       9.07
March 31, 2000...................                 13,061        6,914            45       20,020       9.27
June 30, 2000....................                 10,882        4,969                     15,851       7.34
September 30, 2000...............                 11,962        8,286                     20,248       9.38
December 31, 2000................                  4,043        2,948           204        7,195       3.33
March 31, 2001...................                  5,419        1,253         1,112        7,784       3.60
June 30, 2001....................                  4,520          785           567        5,871       2.72
September 30, 2001...............                  1,537          648           718        2,903       1.34
December 31, 2001................                    497          757            87        1,341       0.62
March 31, 2002...................                  1,099        1,876                      2,975       1.38
Thereafter.......................                  8,485       25,433                     33,918      15.71
                                 ---------       -------     --------    ----------     --------    -------
   Total.........................   $   40      $120,750     $ 92,404     $   2,753     $215,947    100.00%
                                   =======      ========     ========     =========     ========    ======
   Percent of total..............    0.02%       55.92 %       42.79%         1.27%     100.00 %
                                   ======     =========      =======       =======      =======

         The following table indicates the amount of the Bank's certificates of deposit and public funds by time remaining until maturity as of March 31, 1999.

                                                                           Maturity
                                                                 Over         Over
                                                  3 Months      3 to 6       6 to 12         Over
                                                   or Less      Months        Months       12 months       Total
                                                 ----------  ------------   ----------  --------------  ------------
                                                                          (In thousands)
Certificates of deposit less
 than $100,000..............................        $34,499       $35,451      $31,167         $84,538      $185,655

Certificates of deposit of
 $100,000 or more...........................          3,798         3,246        5,911          13,542        26,497

Public funds(1).............................            877           392        2,520               6         3,795
                                                 ----------  ------------   ----------  --------------  ------------
Total certificates of                               $39,174       $39,089      $39,598         $98,086      $215,947
                                                    =======      ========      =======        ========      ========
 deposit....................................

---------------
      (1) Deposits from governmental and other public entities.

         Borrowings. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

         Permanent Federal may obtain advances from the FHLB of Indianapolis upon the security of its FHLB capital stock and certain of its mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At March 31, 1999 the Bank's FHLB advances totaled $96.5 million. See also Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

         The following table sets forth the Bank's maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.

                                                                   Year Ended March 31,
                                                           1997           1998            1999
                                                        -----------    -----------  --------------
                                                                   (In Thousands)
Maximum Balance:
  FHLB advances....................................        $100,141       $107,778        $102,003
  Securities sold under agreements to repurchase...           2,945            445             ---
  FHLB overnight borrowings........................           1,710          3,201             ---
                                                        -----------    -----------  --------------
                                                           $104,796       $111,424        $102,003
                                                           ========       ========        ========
Average Balance:
  FHLB advances....................................        $ 92,604       $101,711         $94,462
  Securities sold under agreements to repurchase...           1,485            103              10
  FHLB overnight borrowings........................             208             30              19
                                                        -----------  -------------    ------------
                                                           $ 94,297       $101,844        $ 94,491
                                                           ========       ========        ========

         The following table sets forth certain information as to the Bank's FHLB advances and FHLB overnight borrowings at the dates indicated.

                                                                  Year Ended March 31,
                                                            1997           1998         1999
                                                        -----------    -----------  --------------
                                                                     (In Thousands)
FHLB advances........................................       $ 98,484        $ 99,353       $ 96,504
Securities sold under agreements to repurchase.......            607             ---            ---
FHLB overnight borrowings............................          1,187             ---            ---
                                                          ----------   -------------   ------------
     Total borrowings................................       $100,278        $ 99,353       $ 96,504
                                                            ========        ========       ========

Weighted average interest rate of FHLB advances......          5.64%           5.39%          5.10%

Weighted average interest rate of securities sold
 under agreements to repurchase......................          5.19%            ---%           ---%

Weighted average interest rate
 of FHLB overnight borrowings........................           ---%            ---%           ---%

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

         Permanent Federal has one first-tier service corporation, Perma Service Corp. ("Perma Service"), located in Evansville, Indiana. Perma Service has approximately a 12.5% interest, along with seven other financial institutions, in Family Financial Life Insurance Company ("FFLIC"), which underwrites various types of life and disability insurance and annuity programs. FFLIC reinsures a majority of the risk it underwrites with other insurers. The Bank uses the equity method to account for its investment and in fiscal 1990, recognized $89,400 in income from FFLIC.

         Perma Service also has one wholly owned subsidiary, Permanent Insurance Agency Inc. ("PIAI"), which offers, on an agency basis, casualty, life, accident, health, mortgage, disability, and consumer credit insurance. PIAI had net income of $10,300 for the year ended March 31, 1999.

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

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of Permanent Federal, for which reports have been issued, were as of December 1997 and April 1991, respectively. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. Financial institutions in various regions of the United States have been called upon by examiners to write down assets and to establish increased levels of reserves, primarily as a result of perceived weaknesses in real estate values and a more restrictive regulatory climate.

         All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Permanent Federal's OTS assessment for the fiscal year ended March 31, 1999 was $100,000.

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

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 1999, the Bank's lending limit under this restriction was $4.9 million. At March 31, 1999, the Bank had no loans in excess of this limit. The Bank is in compliance with the loans-to-one-borrower limitation.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., those with a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk- based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., those with core and Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At March 31, 1999, the Bank had no purchased mortgage servicing rights.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. At March 31, 1999, the Bank's service corporation, Perma Service, was an includable subsidiary; however, Perma Service's investment in FFLIC was not considered an includable investment and, accordingly, the Bank was required to deduct 100% of its investment in FFLIC from capital. At March 31, 1999, the non- includable portion of the Bank's investment in FFLIC totaled $723,000. See also "Service Corporation Activities."

         At March 31, 1999, the Bank had core capital of $32.8 million, or 6.76% of adjusted total assets, which is approximately $13.4 million above the minimum requirement of 4% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 4% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At March 31, 1999, the Bank had no intangibles which were subject to these tests.

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

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Other than goodwill, the Bank's only exclusion from capital and assets at March 31, 1999 was its investment in FFLIC.

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

         At March 31, 1999, the Bank had total capital of $34.3 million (including $32.8 million in core capital) and risk-weighted assets of $280.1 million (including $9.7 million in converted off- balance sheet assets) or total capital of 12.2% of risk-weighted assets. This amount was $11.9 million above the 8% requirement in effect on that date.

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

         Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At March 31, 1999, the Bank was in compliance with the requirements, with an overall liquid asset ratio of 40.5%.

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

         Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 1999, the Bank met the test and has always met the test since it has been in effect.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 1999, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At March 31, 1999, the Bank had $5.5 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years, such dividends have averaged approximately 8% and were 8.03% for fiscal year ended March 31, 1999. Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Permanent Federal's FHLB stock may result in a corresponding reduction in Permanent Federal's capital. For the fiscal year ended March 31, 1999, dividends paid by the FHLB of Indianapolis to the Bank totaled $437,696, which constitute a $4,873 increase over the amount of dividends received in the fiscal year ended March 31, 1998.

Federal and State Taxation

         Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) could be computed under either the experience method or the percentage of taxable income method (based on an annual election).

         Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         In August 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, thrifts must recapture that portion of the reserve that exceeds the amount that could have been under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the company does not believe that the legislation will have a material impact on the Company or the Bank.

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

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 1999, the Bank's Excess for tax purposes totaled approximately $6 million.

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

         Indiana Taxation. Indiana imposes a franchise tax on financial institutions at the rate of 8.5% of modified federal taxable income. The modifications to federal taxable income include an add- back of municipal interest and state and local property taxes and bad debt deductions are limited to actual net charge-offs. The franchise tax is imposed on a combined basis including the Company, the Bank and its subsidiary.

         Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.


Executive Officers of the Company and the Bank

         The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors.

       Name                  Age            Positions Held with the Company and the Bank
       ----                  ---            --------------------------------------------
George E. Orr                57             Senior Vice President of Bank

Seth P. Allen                40             Senior Vice President of Bank

Richard A. Condi             45             Vice President of Bank

Robert A. Cern               49             Chief Financial Officer and Secretary of the Company
                                                and Senior Vice President, Secretary/Treasurer and
                                                Chief Financial Officer of Bank

Glenna J. Kirsch             49             Vice President of Bank

Charles A. Becker, Sr.       52             Vice President of Bank

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

         Robert A. Cern. Mr. Cern joined the Company in May 1999 as Chief Financial Officer and Secretary. Mr. Cern is also Senior Vice President,
Secretary/Treasurer and Chief Financial Officer of the Bank. Prior to joining the Company, Mr. Cern was an independent financial consultant. From December 1995 to December 1996, Mr. Cern was Vice President and Chief Financial Officer of Associated Bank in Milwaukee, Wisconsin. Prior to this, Mr. Cern was Vice President of Marshall & Ilsey Corporation in Milwaukee, Wisconsin.

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

         Charles A. Becker, Sr. From 1973-1991 Mr. Becker was responsible for Retail Banking at Peoples Savings Bank in Evansville, Indiana as Senior Vice President. In 1991 Peoples Savings Bank was acquired by INB Banking Company, Indianapolis, Indiana. As Vice President of Retail Banking for the Southwest Region his responsibilities continued to be in the areas of consumer lending and branch banking. In 1994 NBD Bank, N.A., Detroit, Michigan purchased INB and Mr. Becker continued in the same capacity. Mr. Becker joined Permanent Federal Savings Bank as Vice President, Branch Administration in June 1998 as Permanent acquired the four Evansville branch locations from NBD Bank, N.A.

Employees

         At March 31, 1999, the Bank had a total of 158 full-time and 26 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2. Properties

         The following table sets forth information concerning the main office and each branch office of the Bank at March 31, 1999. At March 31, 1999, the Bank's premises, office properties and equipment had an aggregate book value of approximately $8.7 million.

                                      Year     Owned or      Lease Expiration             Net Book
         Location                   Acquired    Leased            Date                      Value
         --------                   --------    ------            ----                      -----
Main (Downtown) Office
----------------------
 101 Southeast Third Street           1963       Owned            N/A                     $2,986
 Evansville, Indiana

Branch Offices
--------------

 University Heights
 4615 University Drive                1988       Owned            N/A                         413
 Evansville, Indiana

 Town Center
 201 Diamond Avenue                   1981       Owned            N/A                          345
 Evansville, Indiana

 Green River Road
 123 South Green River Road           1978       Owned            N/A                          243
 Evansville, Indiana

 North Brook
 3820 First Avenue                    1978      Leased       November 2002                     74 (1)
 Evansville, Indiana

 West Franklin Street
 2131 West Franklin Street            1960       Owned            N/A                         102
 Evansville, Indiana

 Ross Center
 2521 Washington Avenue               1994       Owned            N/A                         721
 Evansville, Indiana

 Fort Branch
 810 East Locust Street               1987       Owned            N/A                         357
 Fort Branch, Indiana

 Jasper
 771 West Second Street               1991       Owned            N/A                         495
 Jasper, Indiana

 Newburgh
8533 Bell Oaks Drive                  1997       Owned            N/A                         818
 Newburgh, Indiana

                                                 Year     Owned or      Lease Expiration             Net Book
         Location                              Acquired    Leased            Date                      Value
         --------                              --------    ------            ----                      -----
                                                                                                   (In Thousands)
 Oakland City
 410 West Morton Street                         1984       Owned            N/A                         230
 Oakland City, Indiana


Fourth Street Office
19 N.W 4th Street                               1998       Leased            December 2001               27
Evansville, Indiana


Bellemeade Office
4601 Bellemeade                                 1998       Owned             N/A                        567
Evansville, Indiana


Buena Vista Office
1010 W. Buena Vista                             1998       Leased            September 2013              36
Evansville, Indiana


St. Joe Office
530 N. St. Joseph Avenue                        1998       Owned             N/A                        406
Evansville, Indiana

         (1) The Bank owns this branch's building and leases the land.

         The Bank maintains depositor and borrower customer files on an on-line basis with BISYS, Inc. The net book value of the data processing and computer equipment utilized by the Bank at March 31, 1999 was $479,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 1999.

                                     PART II
                                     -------

Item 5.  Market for the Registrant's Common Stock and Related
           Security Holder Matters

         Page 47 and 48 of the attached 1999 Annual Report to Stockholders is herein incorporated by reference.


Item 6.  Selected Financial Data

         Pages 5 and 6 of the attached 1999 Annual Report to Stockholders is herein incorporated by reference.

Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations

         Pages 8 through 20 of the attached 1999 Annual Report to Stockholders are herein incorporated by reference.


Item 8.  Financial Statements and Supplementary Data

         Page 7 and 21 through 46 of the attached 1999 Annual Report to Stockholders are herein incorporated by reference.


Item 9.  Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant; Compliance with
          Section 16(a) of the Exchange Act

         Information concerning Directors of the Registrant is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on July 27, 1999, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year. Information concerning the business experience of the executive officers of the Company and the Bank contained in Part I of this 10-K is incorporated by reference herein.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Companys' directors and executive officers, and person who own moew than 10% of a registered class of the Company's equity securities, to file with the SERC initial reports of ownership and reports of changes in ownership of Common Sotkc and other equity securities of the Company. Officvers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the company and written representations that no other reports were required, during the fiscal year ended March 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors amnd greater than 10 percent beneficial owners were complied with except that Mr. Allen and Ms. Kirsch inadvertently failed to timely file Form 4s to report one transaction each. Mr. Allen reporeted his transaction on a Form 4 dated June 5, 1998, and Ms. Kirsch reported her transaction on a Form 4 dated June 4, 1998. In addition, Mr. Korb failed to timely file a Form 4 to report one transaction. Mr. Korb reported the transaction on a Form 4 dated December 22, 1998.

Item 11.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on July 27, 1999, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and
             Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on July 27, 1999, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 13.  Certain Relationships and Related Transactions

         Information concerning certain relationships and transactions is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on July 27, 1999, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K

         (a) (1)  Financial Statements:

         The following information appearing in the Registrant's Annual Report to Shareholders for the year ended March 31, 1999, is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.

                                                                                                      Pages in
                                                                                                       Annual
               Annual Report Section                                                                   Report

Independent Auditors' Report..........................................................................   21
Consolidated Statements of Financial Condition
  at March 31, 1999 and 1998..........................................................................   22

Consolidated Statements of Income for the Years Ended
  March 31, 1999, 1998 and 1997.......................................................................   23

Consolidated Statements of Stockholders' Equity for the
  Years Ended March 31, 1999, 1998 and 1997...........................................................   24

Consolidated Statements of Cash Flows for Years Ended
  March 31, 1997, 1998 and 1999.....................................................................    25 - 26

Notes to Consolidated Financial Statements...........................................................   27 - 46

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

       4      Instruments defining the rights of                *
              security holders, including                    See also Exhibit 3
              indentures

       9      Voting trust agreement                            None

      10      Material contracts:

              (a) 1993 Stock Option and                         *
                    Incentive Plan

              (b) Recognition and Retention Plan                *

              (c) Employment Agreement with                     10(c)
                    Donald P. Weinzapfel dated
                    October 6, 1998

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

         **Filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 on June 29, 1995 (File No. 0-23370).

         ***Filed as Exhibit 10(e) to the Company's Annual Report on   Form 10-K
under the Securities Exchange Act of 1934 on June 27, 1996 (File No. 0-23370)


         (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the three month period ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        PERMANENT BANCORP, INC.


Date:    June 29, 1999
By: /s/ Donald P. Weinzapfel
----------------------------
                                                         Donald P. Weinzapfel
                                                (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Donald P. Weinzapfel              By: /s/ John R. Stone
     ----------------------------             ----------------------------
           Donald P. Weinzapfel               John R. Stone, Director
           Chairman of the Board              Date:    June 29, 1999
              and Chief Executive Officer
              (Principal Executive Officer)
Date:    June 29, 1999

By: /s/ Daniel F. Korb                    By: /s/ Daniel L. Schenk
     ----------------------------             ----------------------------

       Daniel F. Korb, Director                  Daniel L. Schenk, Director
     ----------------------------             ----------------------------

Date:    June 29, 1999                    Date:    June 29, 1999
     ----------------------------              -----------------

By: /s/ Murray J. Brown                   By: /s/ Jack H. Kinkel
     ----------------------------             ----------------------------
       Murray J. Brown, Director                 Jack H. Kinkel, Director
Date:    June 29, 1999                    Date:    June 29, 1999
     ----------------------------              -----------------

By: /s/ James D. Butterfield              By: /s/ James W. Vogel
     ----------------------------             ----------------------------
       James D. Butterfield, Director            James W. Vogel, Director
Date:    June 29, 1999                    Date:    June 29, 1999
     ----------------------------              -----------------

By: /s/ James A. McCarty, Jr.             By: /s/ Robert L. Northerner
     ----------------------------             ----------------------------
        James A. McCarty, Jr., Director          Robert L. Northerner, Director
Date:   June 29, 1999                     Date:   June 29, 1999
     ----------------------------              ----------------

                                          By: /s/ Robert A. Cern
                                              ----------------------------
                                                 Robert A. Cern, Chief Financial
                                                    Officer (Principal Financial
                                                     and Accounting Officer)
                                          Date:    June 29, 1999