Form 10-K/A
period 1999-03-31
PERMANENT BANCORP INC
filed 1999-07-13
CIK 916604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the NASDAQ National Market System as of June 22, 1999, was $26,049,378. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of June 22, 1999, there were 3,994,222 issued and outstanding shares of the Registrant's Common Stock

                       DOCUMENTS INCORPORATED BY REFERENCE
      Parts I, II and IV of Form 10-K/A - Portions of the Annual Report to
             Stockholders for the fiscal year ended March 31, 1999.

    Part III of Form 10-K/A - Portions of the Proxy Statement for 1999 Annual
                            Meeting of Stockholders.

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

Lending Activities

         General. Historically, the Bank originated fixed-rate, one- to four-family mortgage loans. In the early 1980s, however, the Bank began to also originate, subject to market conditions, adjustable-rate mortgage ("ARM") loans for retention in its portfolio. At March 31, 1999, 74.5% of the Bank's loan portfolio was fixed-rate and 25.5% was adjustable-rate. The Bank's adjustable-rate loan portfolio as a percentage of the total loan portfolio has decreased from 42.9% at March 31, 1992 to 25.5% at March 31, 1999 as consumer demand for fixed-rate loans increased. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1999, attached hereto as Exhibit 13 (the "Annual Report").

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

                                                             1995                       1996                       1997
                                                             -----                      -----                      -----
                                                        Amount      Percent        Amount      Percent       Amount      Percent
                                                        ------      -------        ------      -------       ------      -------
Real Estate Loans:
 One- to four-family...........................       $133,864        67.62%      $144,155        68.85%   $152,655       71.82%
 Multi-family..................................         15,712         7.94         11,823         5.65       8,041        3.78
 Commercial real estate........................          5,052         2.55          4,787         2.29       4,034        1.90
 Construction or development...................          2,406         1.22          2,700         1.29       1,888         .89
                                                      --------       ------       --------       ------    --------       -----
     Total real estate loans...................       $157,034        79.33       $163,465        78.08    $166,618       78.39
                                                     ---------       ------       --------       ------    --------      ------
Other Loans:
 Consumer Loans:
  Deposit account..............................          1,011         0.51          1,148         0.55         940         .44
  Automobile...................................         28,005        14.14         31,056        14.83      31,394       14.77
  Home improvement.............................          1,201         0.61          1,088         0.52       1,084         .51
  Retail mobile home loans.....................          1,984         1.00          1,595         0.76       1,240         .58
  Home equity and other........................          8,137         4.11          8,666         4.14      10,269        4.83
                                                      --------       ------       --------       ------    --------      ------
     Total consumer loans......................         40,338        20.37         43,553        20.80      44,927       21.13
 Commercial business loans.....................             96         0.05             57         0.03          52         .02
 Bankers' acceptances..........................            489         0.25            299         0.14         ---         ---
 Commercial paper..............................            ---       ---             1,997         0.95         979        .46
                                                      --------       ------       --------       ------    --------       -----
     Total other loans.........................         40,923        20.67         45,906        21.92      45,958       21.61
                                                      --------       ------       --------      -------    --------      ------
     Total loans...............................       $197,957       100.00%      $209,371       100.00%   $212,576      100.00%
                                                      ========       ======       ========       ======    ========      ======
Less:
 Loans in process..............................             62                          67                      (24)
 Deferred fees and discounts...................            319                         156                      284
 Allowance for losses..........................          2,093                       2,238                    2,126
                                                      --------                      ------                 --------
 Total loans ..................................       $195,483                    $206,910                 $210,190
                                                      ========                    ========                 ========

Mortgage-Backed Securities:
 FNMA..........................................        $16,684        21.61%       $21,286        22.62%    $31,793          31
 GNMA..........................................         35,692        46.24         31,949        33.96      27,160          26
 FHLMC.........................................         24,812        32.14         40,852        43.42      41,832          41
                                                      --------       ------         ------        -----    --------         ---
    Total mortgage-backed

      securities...............................         77,188       100.00%        94,087       100.00%    100,785         100
                                                                     ======                      ======                     ===

Net premiums and discounts.....................             55                          20                      448
                                                      --------                     -------                 --------

Net mortgage-backed securities.................        $77,243                     $94,107                 $101,233
                                                       =======                     =======                 ========

                                                               1998                      1999
                                                              ------                    -----
                                                         Amount      Percent        Amount      Percent
                                                         ------      -------        ------      -------
Real Estate Loans:
 One- to four-family...........................        $158,750        69.67%      $171,250        52.84%
 Multi-family..................................           4,092         1.80          4,838         1.49
 Commercial real estate........................           4,795         2.10         27,060         8.35
 Construction or development...................           3,435         1.51          8,208         2.53
                                                       --------       ------       --------       ------
     Total real estate loans...................        $171,072        75.08       $211,356        65.21
                                                       --------        -----       --------        -----
Other Loans:
 Consumer Loans:
  Deposit account..............................             892         0.39            868          .27
  Automobile...................................          31,436        13.80         56,766        17.52
  Home improvement.............................             839         0.37            570          .18
  Retail mobile home loans.....................             935         0.41            724          .22
  Home equity and other........................           9,718         4.26         27,199         8.39
                                                        -------      ------- --    --------       ------
     Total consumer loans......................          43,820        19.23         86,127        26.58
 Commercial business loans.....................           3,861         1.69         17,328         5.35
 Bankers' acceptances..........................        --------       ------       --------       ------
 Commercial paper..............................           9,116         4.00          9,275         2.87
                                                       --------       ------       --------       ------
     Total other loans.........................          56,797        24.92        112,730        34.79
                                                         ------        -----       --------      -------
     Total loans...............................        $227,869       100.00%      $324,086       100.00%
                                                       --------       ======       --------       ======
Less:
 Loans in process..............................             149                          52
 Deferred fees and discounts...................             398                         310
 Allowance for losses..........................           1,973                      2 ,706
                                                        -------                    --------
 Total loans ..................................        $225,349                    $321,018
                                                       ========                    ========

Mortgage-Backed Securities:
 FNMA..........................................   .55%  $25,730        31.76%       $17,464        32.09%
 GNMA..........................................   .95    27,116        33.47         20,105        36.94
 FHLMC.........................................   .50    28,163        34.77         16,858        30.97
                                                  ---    ------      --------      --------      -------
    Total mortgage-backed                                81,009                      54,427           00%
                                                                                                      ==
      securities...............................       .00%            100.00%                        100.
                                                      ===             ======                        ====

Net premiums and discounts.....................             505                         422
                                                        -------                     -------

Net mortgage-backed securities.................         $81,514                     $54,849
                                                        =======                     =======

         The following table sets forth the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.

                                                      1995                      1996                      1997
                                                     ------                    ------                    ------
                                                Amount     Percent       Amount      Percent        Amount      Percent
                                                ------     -------       ------      -------        ------      -------
Fixed-Rate Loans:
-----------------
 Real estate:
  One- to four-family.......................     $ 96,379    48.67%      $ 99,568      47.56%      $ 94,842    44.45%
  Multi-family..............................        7,029      3.55         3,271        1.56         2,687      1.26
  Commercial real estate....................        3,803      1.92         3,634        1.74         3,357      1.58
  Construction or development...............        2,392      1.21         2,686        1.28         1,855       .87
                                                  -------  -------        -------    -------        -------   -------
     Total real estate loans................      109,603    55.35        109,159      52.14        102,741     48.16

  Consumer..................................       38,343    19.37         43,405      20.73         44,450     20.91
  Commercial business.......................           74     0.04             57        0.03            52       .02
  Term federal funds........................          ---      ---            ---        ---            ---      ---
  Bankers' acceptances......................          489     0.25            299        0.14           ---      ---
  Commercial paper..........................          ---      ---          1,997        0.95           979      .46
                                                  -------  -------        -------    -------        -------   -------
     Total fixed-rate loans.................      148,509    75.01        154,917      73.99        148,222     69.55
                                                  -------  -------        -------    -------        -------   -------
Adjustable-Rate Loans:
 Real estate:
  One- to four-family.......................       37,485    18.94         44,588      21.30         57,813      27.36
  Multi-family..............................        8,683      4.39         8,552        4.08         5,354       2.52
  Commercial real estate....................        1,249      0.63         1,153        0.55           677        .32
  Construction or development...............           14      0.01            13        0.01            33        .02
                                                  -------  -------        -------    -------        -------   -------
     Total real estate loans................       43,431    23.97         54,306      25.94         63,877      30.22
 Consumer...................................        1,995      1.01           148        0.07           477        .23
 Commercial business........................           22      0.01           ---        --           ---         ---
                                                  -------  -------        -------    -------        -------   -------
     Total adjustable-rate
      loans.................................       49,448    24.99         54,454      26.01         64,354    30.45
                                                ----------   -----      ---------      -----      ---------    -----
     Total loans............................      197,957   100.00%       209,371    100.00%        212,576   100.00%
                                                            ======                   ======                   ======
Less:
 Loans in process...........................           62                      67                       (24)
 Deferred fees and discounts................          319                     156                       284
 Allowance for loan losses..................        2,093                   2,238                     2,126
                                                  -------                 -------                   -------
     Total loans and loans held for sale, net    $195,483                $206,910                  $210,190
                                                 ========                ========                  ========

                                                        1998                     1999
                                                       ------                    -----
                                                 Amount     Percent         Amount    Percent
                                                 ------     -------         ------    -------
Fixed-Rate Loans:
-----------------
 Real estate:
  One- to four-family.......................      $ 95,432     41.88%    $110,140      33.98%
  Multi-family..............................         2,346       1.03       3,396        1.05
  Commercial real estate....................         3,386       1.49      17,054        5.26
  Construction or development...............         3,423       1.50       8,196        2.53
                                                   -------    -------     -------     -------
     Total real estate loans................       104,587      45.90     138,786      42.82%

  Consumer..................................        42,324      18.57      76,132       23.49
  Commercial business.......................           581       0.25      17,203        5.31
  Term federal funds........................           ---        ---         ---         ---
  Bankers' acceptances......................           ---        ---         ---         ---
  Commercial paper..........................         9,116       4.00       9,275        2.87
                                                   -------    -------     -------     -------
     Total fixed-rate loans.................       156,608      68.72     241,396       74.49
                                                   -------    -------     -------     -------
Adjustable-Rate Loans:
 Real estate:
  One- to four-family.......................         63,318     27.79     61,110      18.86
  Multi-family..............................          1,746      0.77      1,442       0.44
  Commercial real estate....................          1,409      0.62     10,006       3.09
  Construction or development...............            12       ---          12        ---
                                                   -------    -------     -------     -------
     Total real estate loans................        66,485     29.18      72,570      22.39
 Consumer...................................         1,496      0.66       9,995       3.08
 Commercial business........................         3,280      1.44         125       0.04
                                                   -------    -------     -------     -------
     Total adjustable-rate
      loans.................................        71,261      31.28     82,690      25.51
                                                  --------     ------  ----------   ---------
     Total loans............................       227,869    100.00%    324,086     100.00%
                                                              ======                  ======
Less:
 Loans in process...........................           149                    52
 Deferred fees and discounts................           398                   310
 Allowance for loan losses..................         1,973                 2,706
                                                   -------                -------
     Total loans and loans held for sale, net     $225,349              $321,018
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

                                                           Real Estate
                                                           Multi-family
                                                              and
                                                           Commercial                Construction
                              One- to four-family          Real Estate              or Development
                             ----------------------   ----------------------    ----------------------
                                         Weighted                  Weighted                 Weighted
                                          Average                   Average                  Average
                               Amount      Rate         Amount       Rate         Amount      Rate
                              --------   --------      --------   --------       --------   --------
                                                      (Dollars in Thousands)
  Due During Years
   Ending March 31,
2000(1)                      $   13,284    8.05%       $     2,979    8.44%      $     6,761    8.04%
2001 to 2004                     16,156    7.09             11,384    7.64             1,230    8.83
2005 to 2009                     66,662    7.38              6,997    7.91               217    8.25
2010 to 2019                     68,863    7.18             10,538    7.80             - - -   - - -
2019 and following                6,285    6.56              - - -   - - -             - - -   - - -
                               --------                -----------               -----------
Total                          $171,250                $    31,898               $     8,208
                               ========                ===========               ===========

                                                              Commercial
                                    Consumer                   Business                  Total
                             --------------------      ---------------------      -------------------
                                           Weighted                  Weighted                  Weighted
                                           Average                    Average                   Average
                              Amount        Rate        Amount         Rate        Amount        Rate
                             --------      ------      --------       ------      --------      -----
                                                         (Dollars in Thousands)
  Due During Years
   Ending March 31,
2000(1)                     $   13,849       8.20%    $     5,248       8.18%    $   42,121         8.14%
2001 to 2004                    59,968       8.72           7,603       6.69         96,341         8.16
2005 to 2009                     9,374       9.71           2,747       6.86         85,997         7.67
2010 to 2019                     2,865      10.56             798       5.94         83,065         7.36
2019 and following                  71       9.56             931       7.75          7,287         6.74
                            ----------                 ----------                ----------
Total                       $   86,127                 $   17,327                $  314,811
                            ==========3                 ==========                ==========


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

         The following table sets forth the loan origination, purchase and repayment activities of the Bank for the periods indicated.

                                                              1997         1998          1999
                                                          ------------ ------------    --------
Originations by type:
  Real estate - one- to four-family.......................     $32,020      $39,373     $55,948
              - multi-family..............................         ---          ---         ---
              - commercial real estate....................         ---        3,144       4,308
              - construction..............................       6,070        3,634       3,943
  Non-real estate ........................................
                  -consumer...............................      24,647       24,829      76,933
                  -commercial business....................          16        5,192      27,676
                                                                ------       ------      ------
         Total loans originated ..........................      62,753       76,172     168,808
                                                                ------       ------      ------
Purchases:
  Real estate - one- to four-family.......................      $  ---       $  ---       $ ---
              - multi-family..............................         ---          ---         ---
              - commercial real estate....................         ---          ---         ---
              - construction..............................         ---          ---         ---
  Non-real estate - consumer..............................         ---          ---         ---
              - commercial business.......................         ---          ---         ---
              - commercial paper..........................      17,741       17,257      43,552
              - bankers' acceptances......................         ---          ---         ---
                                                                ------       ------      ------
         Total loans purchased............................      17,741       17,257      43,552
 Mortgage-backed securities...............................      34,491       18,485      20,919
                                                                ------       ------      ------
         Total purchases..................................      52,232       35,742      64,471
                                                                ------       ------      ------
Sales and Principal Repayments:
Sales:
Real estate - adjustable-rate one- to four-family.........      $  ---       $  ---       $ ---
   - fixed-rate one- to four-family.......................         962        5,078      12,721
              - multi-family..............................         ---          ---         ---
              - commercial real estate....................         ---          ---         ---
              - construction..............................         ---          ---         ---
  Non-real estate - consumer..............................         ---          ---         ---
        - commercial business.............................         ---          ---         ---
                                                                ------       ------      ------
         Total loans sold.................................         962        5,078      12,721
  Mortgage-backed securities..............................      11,143       15,083      18,223
                                                                ------       ------      ------
         Total sales......................................      12,105       20,161      30,944
Principal repayments......................................      91,807       97,399     187,707
                                                                ------       ------      ------
         Total reductions.................................     103,912      117,560     218,651
Increase (decrease) in other items, net...................         ---          ---         ---
                                                                ------       ------      ------
         Net increase (decrease)..........................     $11,073    $ (5,646)    $ 14,628
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

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances. Additionally, while the Bank's asset quality is generally strong and its reserves adequate, changes in the local or national economy could adversely affect asset quality or call for the establishment of additional reserves.

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

                                                                        At March 31,
                                        -----------------------------------------------------------------------------
                                                        1997                      1998                   1999
                                        -----------------------------------------------------------------------------
                                                 Book        % of         Book         % of        Book          % of
                                                Value       Total        Value        Total       Value         Total
                                                                   (Dollars in Thousands)
Available for sale securities at fair value:
  U.S. government securities                  $ 7,009        3.66%    $  4,033        2.09%     $ - - -         - - - %
  Federal agency securities ............       78,171       40.79      100,972       52.43       62,478         48.18
  Mortgage backed securities............       74,052       38.64       62,652       32.53       54,811         42.27
  Municipal bonds & other...............       - - -        - - -          614        0.32        - - -         - - -
                                             --------   --------      --------     -------     --------       -------
     Subtotal...........................      159,232      83.09%      168,271       87.37%     117,289        90.45%

Held to maturity securities at amortized cost:
   Municipal bonds & other..............           25         0.1        - - -       - - -        6,920          5.34
   Mortgage backed securities...........       27,181       14.18       18,861        9.79%       - - -         - - -
   FHLB stock...........................        5,193        2.71        5,466        2.84        5,466          4.22
      Subtotal..........................       32,399       16.91       24,327       12.63       12,386          9.54
                                             --------    --------     --------     -------       ------       -------
         Total securities...............     $191,631      100.00%    $192,598      100.00%    $129,674        100.00%
                                             ========    ========     ========     =======     ========       =======

Other interest earning deposits with banks     $3,154     100.00%       $1,808      100.00%      $6,361        100.00%
                                             ========   ========      ========     =======     ========       =======

         The following table sets forth as of March 31, 1999 the composition and maturities of the securities portfolio, excluding FHLB stock.

                                                                     At March 31, 1999
                                          Less Than        1 to 5        Over 5                       Total Investment
                                            1 Year         Years         Years                            Securities
                                          Fair Value     Fair Value    Fair Value       Fair Value      Amortized Cost
                                                                  (Dollars in Thousands)
Federal agency obligations..........      $1,965,000    $14,916,329      $45,596,667   $62,477,996       $62,947,099
Mortgage backed securities..........         123,859      2,858,532       51,828,699    54,811,090        54,332,118
State and local government
   obligations and other............       1,008,722                       5,618,513     6,627,235         6,919,793
                                         -----------    -----------     ------------   -----------      ------------
Total investment securities.........      $3,097,581    $17,774,861     $103,043,879  $123,916,321      $124,199,010
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

                                                                   At March 31,
                                    ---------------------------------------------------------------------------
                                              1997                     1998                      1999
                                             ------                   ------                    -----
                                                  Percent                   Percent                  Percent
                                       Amount     of Total      Amount      of Total      Amount     of Total
                                                                  (In Thousands)

Transactions and Savings Deposits:

Commercial Demand                         $  903        0.32%      $ 1,755          0.62%   $12,268     3.53%
Passbook Accounts (2.75-5.59%)            54,245       19.20        52,051         18.27     59,482    17.13
NOW Accounts (2.00-2.60%)                 24,046        8.51        22,468          7.89     30,889     8.89
Money Market Accounts (2.75-3.00%)        11,542        4.08        11,542          4.05     26,755     7.70
                                       ---------   ---------      --------      --------   -------- --------

Total Non-Certificates                    90,736      32.11         87,816         30.83    129,394    37.25
                                       ---------   ---------      --------      --------   -------- --------

Certificates:

 0.00 -  3.49%                               158        0.06            66          0.02         40      .01
 3.50 -  5.49%                            81,947       29.00        61,523         21.59    120,750    34.77
 5.50 -  7.49%                           104,618       37.02       130,864         45.93     92,404    26.60
 7.50 -  9.49%                             3,295        1.17         2,673          0.94      2,753      .80
                                       ---------   ---------      --------      --------   -------- --------

Total Certificates                       190,018       67.24       195,126         68.48    215,947    62.18
                                       ---------   ---------      --------      --------   -------- --------
Accrued Interest                           1,809        0.65         1,971          0.69      1,985      .57
                                       ---------   ---------      --------      --------   -------- --------
Total Deposits                          $282,563      100.00%     $284,913        100.00%  $347,326   100.00%
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

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with except that Mr. Allen and Ms. Kirsch inadvertently failed to timely file Form 4s to report one transaction each. Mr. Allen reported his transaction on a Form 4 dated June 5, 1998, and Ms. Kirsch reported her transaction on a Form 4 dated June 4, 1998. In addition, Mr. Korb failed to timely file a Form 4 to report one transaction. Mr. Korb reported the transaction on a Form 4 dated December 22, 1998.

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

                                                        PERMANENT BANCORP, INC.


Date:     July 9, 1999
By: /s/ Donald P. Weinzapfel
----------------------------
                                                         Donald P. Weinzapfel
                                                (Duly Authorized Representative)


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


By: /s/ Donald P. Weinzapfel              By: /s/ John R. Stone
     ----------------------------             ----------------------------
           Donald P. Weinzapfel               John R. Stone, Director
           Chairman of the Board              Date:     July 9, 1999
              and Chief Executive Officer
              (Principal Executive Officer)
Date:    July 9, 1999

By: /s/ Daniel F. Korb                    By: /s/ Daniel L. Schenk
     ----------------------------             ----------------------------

       Daniel F. Korb, Director                  Daniel L. Schenk, Director
     ----------------------------             ----------------------------

Date:    July 9, 1999                    Date:     July 9, 1999
     ----------------------------              -----------------

By: /s/ Murray J. Brown                   By: /s/ Jack H. Kinkel
     ----------------------------             ----------------------------
       Murray J. Brown, Director                 Jack H. Kinkel, Director
Date:    July 9, 1999                    Date:     July 9, 1999
     ----------------------------              -----------------

By: /s/ James D. Butterfield              By: /s/ James W. Vogel
     ----------------------------             ----------------------------
       James D. Butterfield, Director            James W. Vogel, Director
Date:    July 9, 1999                    Date:   July 9, 1999
     ----------------------------              -----------------

By: /s/ James A. McCarty, Jr.             By: /s/ Robert L. Northerner
     ----------------------------             ----------------------------
        James A. McCarty, Jr., Director          Robert L. Northerner, Director
Date:   July 9, 1999                     Date:    July 9, 1999
     ----------------------------              ----------------

                                          By: /s/ Robert A. Cern
                                              ----------------------------
                                                 Robert A. Cern, Chief Financial
                                                    Officer (Principal Financial
                                                     and Accounting Officer)
                                          Date:     July 9, 1999