Form 10-Q
period 1999-06-30
PERMANENT BANCORP INC
filed 1999-08-13
CIK 916604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999



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

                                Yes [ X ]   No [  ]


As of August 6, 1999, there were 3,968,822 shares of the Registrant's Common Stock outstanding.

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

PART  II.  OTHER INFORMATION

         Signatures


                                              PERMANENT BANCORP, INC.
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    (UNAUDITED)

                                                                   JUNE 30, 1999       MARCH 31, 1999
                                                                   -------------       --------------
ASSETS:
Cash ..........................................................     $  10,297,885      $   7,591,117
Interest-bearing deposits .....................................         3,160,878          6,361,293
                                                                    -------------      -------------
Total cash and cash equivalents ...............................        13,458,763         13,952,410

Securities available for sale - at fair value
   (amortized cost - $116,898,718 and $117,279,217) ...........       113,996,680        117,289,086
Securities held to maturity (fair value - $6,429,219
   and $6,627,235) ............................................         6,919,486          6,919,793
Other investments .............................................         2,789,932          1,698,477
Loans (net of allowance for loan losses of $2,593,404 and
   $2,706,408) ................................................       328,115,010        321,017,805
Interest receivable, net ......................................         3,365,424          2,824,211
Office properties and equipment ...............................         8,912,465          8,687,387
Other assets ..................................................        20,192,298         19,937,789
                                                                    -------------      -------------
TOTAL ASSETS ..................................................     $ 497,750,058      $ 492,326,958
                                                                    =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits ......................................................     $ 352,473,683      $ 345,341,089
Federal Home Loan Bank advances ...............................        96,167,819         96,503,610
Advance payments by borrowers for taxes and insurance .........           548,513            974,636
Other long-term debt ..........................................         3,000,000          3,000,000
Interest payable ..............................................         2,259,131          2,204,007
Other liabilities .............................................         3,783,480          3,442,429
                                                                    -------------      -------------
TOTAL LIABILITIES .............................................       458,232,626        451,465,771
                                                                    -------------      -------------

Commitments and contingencies

                                              PERMANENT BANCORP, INC.
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    (UNAUDITED)
                                                    (continued)

                                                                   JUNE 30, 1999       MARCH 31, 1999
                                                                   -------------       --------------
STOCKHOLDERS' EQUITY:
Serial Preferred Stock ($.01 par value) Authorized and unissued
     - 1,000,000 shares
Common Stock ($.01 par value)  Authorized -
   9,000,000 shares Issued - 4,930,508
   and 4,930,508 Outstanding - 3,968,822
   and 3,978,322 ..............................................            49,241             49,241
Additional paid-in capital ....................................        24,891,317         24,844,508
Treasury Stock - 946,286 and 936,286 shares - at cost .........       (10,008,454)        (9,920,624)
Retained Earnings - substantially restricted ..................        27,072,154         26,573,401
Accumulated other comprehensive income, net
   of deferred tax of ($1,216,726) and $3,909 .................        (1,855,039)             5,960
ESOP borrowing ................................................          (416,588)          (476,100)
Unearned compensation - restricted stock awards ...............          (215,199)          (215,199)
                                                                    -------------      -------------
TOTAL STOCKHOLDERS' EQUITY ....................................        39,517,432         40,861,187
                                                                    -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................     $ 497,750,058      $ 492,326,958
                                                                    =============      =============

See notes to consolidated financial statements

                     PERMANENT BANCORP, INC. AND SUBSIDIARY
                             PERMANENT BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                       -------------------------
INTEREST INCOME:                                          1999           1998
                                                       ----------     ----------
  Loans ..........................................     $6,240,082     $4,527,134
  Securities .....................................      1,861,567      2,810,934
  Deposits .......................................         66,330         53,920
  Dividends on Federal Home Loan Bank stock ......        109,021        109,021
                                                       ----------     ----------
                                                        8,277,000      7,501,009
                                                       ----------     ----------
INTEREST EXPENSE:
  Deposits .......................................      3,602,105      3,421,324
  Federal Home Loan Bank advances ................      1,245,555      1,279,422
  Other long-term debt ...........................         51,718
  Short-term borrowings ..........................          6,762
                                                       ----------     ----------
                                                        4,906,140      4,700,746
                                                       ----------     ----------

NET INTEREST INCOME ..............................      3,370,860      2,800,263
PROVISION FOR LOAN LOSSES ........................         70,000         75,000
                                                       ----------     ----------
NET INTEREST INCOME AFTER LOAN LOSS PROVISION ....      3,300,860      2,725,263
                                                       ----------     ----------

OTHER INCOME:
  Service charges ................................        423,375        270,804
  Gain on sale of loans ..........................         74,671         24,879
  Commissions ....................................        196,916        163,394
  Gain on sale of securities .....................                        64,815
  Gain on sale of real estate owned ..............         10,310         27,040
  Other ..........................................         98,985         64,658
                                                       ----------     ----------
                                                          804,257        615,590
                                                       ----------     ----------

                     PERMANENT BANCORP, INC. AND SUBSIDIARY
                             PERMANENT BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                   (continued)

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                       -------------------------
                                                          1999           1998
                                                       ----------     ----------
OTHER EXPENSE:
  Salaries and employee benefits .................      1,452,742      1,244,532
  Deposit insurance assessment ...................         66,649         67,561
  Occupancy ......................................        287,970        205,409
  Equipment ......................................        197,676        159,887
  Computer service ...............................        203,400        154,760
  Advertising ....................................        125,308        110,155
  Postage and office supplies ....................         92,936         92,081
  Other ..........................................        474,765        243,439
                                                       ----------     ----------
                                                        2,901,446      2,277,824
                                                       ----------     ----------
INCOME BEFORE INCOME TAXES .......................      1,203,671      1,063,029
INCOME TAX PROVISION .............................        426,781        435,681
                                                       ----------     ----------
NET INCOME .......................................     $  776,890     $  627,348
                                                       ==========     ==========

EARNINGS PER SHARE OF COMMON STOCK:
   Basic .........................................     $     0.20     $     0.15
   Diluted .......................................           0.19           0.14

AVERAGE SHARES OUTSTANDING
   Basic .........................................      3,892,815      4,109,308
   Diluted .......................................      4,057,710      4,374,732

                                       PERMANENT BANCORP, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
                                                                        THREE MONTHS ENDED JUNE 30
                                                                    -------------------------------
                                                                        1999               1998
                                                                    ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .................................................     $    776,890      $    627,348
   Adjustments to reconcile net income to cash
     provided by operating activities:
        Depreciation ..........................................          139,238           125,949
        Amortization ..........................................          197,584            (9,393)
        Amortization and accretion ............................           53,921
        Provisions for loan losses ............................         (113,004)           50,849
        (Gain) loss on sale of securities .....................                            (64,814)
        (Gain) loss  on sale of loans .........................          (74,671)          (27,531)
        (Gain) loss  on sale of office properties and equipment             (585)
        (Gain) loss on sale of real estate owned ..............           (8,735)          (32,453)
        ESOP shares earned ....................................           49,603           133,609
  Changes in assets and liabilities:
     Proceeds from the sales of loans held for sale ...........        5,287,403         1,946,531
     Origination of loans for resale ..........................       (5,212,732)       (1,919,000)
     Other investments ........................................       (1,091,455)
     Interest receivable ......................................         (541,213)         (412,954)
     Other assets .............................................         (414,593)       (1,749,076)
     Interest payable .........................................           55,124           156,791
     Other liabilities ........................................          341,051        12,313,284
                                                                    ------------      ------------
   Net cash provided by  (used in) operating activities .......         (556,174)       11,139,140
                                                                    ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash acquired through branch purchase ......................                         26,872,394
   Loans originated ...........................................      (39,294,105)      (28,456,848)
   Loan principal repayments ..................................       34,857,661        29,651,038
   Proceeds from:
      Maturities and calls of:
          Securities available for sale .......................          300,000        23,235,000
          Commercial Paper ....................................       13,120,000
      Sale of:
          Securities available for sale .......................                          6,055,625
          Office properties and equipment .....................            1,781
          Real estate owned ...................................          130,000            84,886
      Purchases of:
          Securities available for sale .......................       (2,296,406)      (37,250,482)
          Securities held to maturity
          Commercial ..........................................      (14,398,297)
          Office properties and equipment .....................         (365,489)         (359,045)
          Equity Investment ....... ...........................           (9,375)
   Payments on mortgage-backed securities .....................        1,953,386         8,743,325
   Increase in cash surrender value of life insurance .........          (37,500)          (19,332)
   Other ......................................................                                162
                                                                    ------------      ------------
   Net cash provided by (used in) investing activities ........       (6,038,344)       28,556,723
                                                                    ------------      ------------

                                   PERMANENT BANCORP, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                         (continued)

                                                                THREE MONTHS ENDED JUNE 30,
                                                            --------------------------------
                                                                  1999              1998
                                                            -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid ......................................         (238,697)         (225,306)
   Purchase of treasury stock ..........................          (93,125)
   Net change in deposits ..............................        7,132,594        (1,396,076)
   Proceeds from FHLB advances .........................        3,000,000        27,000,000
   Payments on FHLB advances ...........................       (3,335,791)      (41,122,746)
   Principal repayment of ESOP borrowing ...............           59,513            59,513
   Advance payments by borrowers for taxes and insurance         (426,123)         (428,497)
   Net proceeds from issuance of common stock ..........            2,500            81,410
                                                             ------------      ------------
Net cash provided by (used in) financing activities ....        6,100,871       (16,031,702)
                                                             ------------      ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...         (493,647)       23,664,161

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......       13,952,410         6,082,859

CASH AND CASH EQUIVALENTS AT END OF PERIOD .............     $ 13,458,763      $ 29,747,020

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest .......................................     $  4,851,016      $  4,543,955
        Income taxes ...................................          335,000           475,000

   See notes to consolidated financial statements

                             PERMANENT BANCORP, INC.
                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Permanent Bancorp, Inc. (the "Company") and Permanent Federal Savings Bank, its wholly owned subsidiary (the "Bank"). All significant intercompany accounts and transactions have been eliminated. These consolidated interim financial statements at June 30, 1999 and for the three month periods ended June 30, 1999 and 1998 have not been examined by independent auditors but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these statements be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

2. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130, "COMPREHENSIVE INCOME" - This statement requires that changes in the amounts of certain items, including foreign currency translation adjustments and unrealized gains and losses on certain securities be shown in the annual financial statements. This statement was adopted by the Company effective April 1, 1998 and prior year financial statements have been reclassified for comparative purposes.

The following is a summary of the Company's total comprehensive income for the interim three month periods ended June 30, 1999 and 1998 under FAS 130:

                                                       Three Months Ended
                                                             June 30,
                                                      1999             1998
                                                  -----------      -----------
Net income ..................................     $   776,890      $   627,348
Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities:
          Unrealized holding gains (losses)
          arising during period .............      (1,860,999)         352,275
     Reclassification adjustment for
          losses included in net income .....                            5,744
                                                  -----------      -----------

Other comprehensive income (loss) ...........      (1,860,999)         358,019
                                                  -----------      -----------
COMPREHENSIVE INCOME (LOSS) .................     ($1,084,109)     $   985,367
                                                  ===========      ===========

3. EARNINGS PER SHARE - The difference between basic and diluted earnings per share represents the dilutive impact of the Company's outstanding stock options. The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations.

                                                     Three Months Ended June 30,
                                                       1999              1998
                                                     ---------         ---------
Basic average common shares ................         3,892,815         4,109,308
Dilutive effect of stock options ...........           164,895           265,424
                                                     ---------         ---------
Diluted average common shares ..............         4,057,710         4,374,732
                                                     =========         =========

4. SEGMENT REPORTING - The Company has determined that it operates a single segment which is community banking. At June 30, 1999 and March 31, 1999, the Bank had assets of approximately $496.5 million and $493.7 million, or approximately 99.7% of consolidated assets. Net income of the Bank for the three months ended June 30, 1999 and 1998 was $841,000 and $669,000 or 108% and 106%
of consolidated net income. Net interest income at the Bank for each of the three months ended June 30, 1999 and 1998 exceeded 96% of consolidated net interest income.

5. ACQUISITION - On June 26, 1998 the Company acquired deposits and certain assets of four branch banking locations from NBD Bank, N.A. in a purchase transaction. The operating results of the acquired branches have been consolidated since the acquisition date. As a result of the purchase, the company acquired $79.1 million of deposits, $43.6 million of loans, $900,000 of office properties and equipment and received cash of approximately $26.9 million. The purchase created approximately $9.5 million of goodwill.

Pro forma information is not presented since the transaction is not considered significant.

6. CHANGES IN PRESENTATION - Certain amounts and items appearing in the financial statements for the quarter ended June 30, 1998 have been reclassified to conform with June 30, 1999 presentation.

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

FORWARD-LOOKING STATEMENTS

The Company may from time to time make "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (the "SEC"), in its reports to shareholders and in other communications, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company's beliefs, expectations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company's control). Those risks and uncertainties could cause the Company's financial performance to differ materially from expectations, estimates, and intentions expressed in such forward-looking statements.

The  Company  does  not  undertake,   and  expressly  disclaims  any  intent  or
obligation, to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

INFORMATION SYSTEMS AND THE YEAR 2000

The Company began working on its Year 2000 (or "Y2K") plan, a term which refers to uncertainties about the ability of data processing hardware and software to properly interpret dates after the beginning of the Year 2000, in calendar year 1997. A project leader who is a member of senior management has been assigned to the project while senior management oversees it and regularly reports to the Board of Directors. A comprehensive Year 2000 Plan (the "Plan") that includes phases relating to awareness, assessment, renovation, validation and implementation has been established and includes a timetable and summarizes each major phase of the project and the estimated costs to renovate and test systems in preparation for the Year 2000.

The awareness phase included a Company-wide campaign to communicate and identify the problem and the potential ramifications to the organization. Concurrent with this phase, the assessment phase began which included the inventorying of systems that may be impacted. The business use of each system was analyzed and prioritized based upon the perceived adverse effect on the financial condition of the Company in the event of a loss or interruption in the use of that system. The Company has completed the awareness and assessment phases of the project.

The Company has outsourced the most critical data processing activities to an industry-known service provider who is responsible for modifying its programs to be compliant with Year 2000 processing; however, testing of those systems is the responsibility of the Company. Focusing on these critical systems, the Company has closely reviewed and monitored this vendor's progress. Year 2000 compliant upgrades to these outsourced critical data processing systems were installed throughout fiscal 1999 and the service provider has represented that this process is now complete.

The Y2K upgrades have been tested according to a comprehensive plan. All issues discovered during the testing were reported to the service provider for remediation. Additional testing was conducted to assure that each identified issue was correctly repaired. The Company has not discovered any material issues during the testing. The Company is currently using the upgraded Y2K software for its critical systems.

Other critical systems have also been assessed as to their Year 2000 readiness. These systems have been purchased from other industry-known vendors and are generally used in their purchased configuration. The Company is closely reviewing and monitoring these systems in addition to reviewing less critical systems as to each vendor's progress and testing. Systems are being tested in a non-production environment. Assurance of Year 2000 compliance for these systems has been received from substantially all of our vendors including all those deemed critical. Integrated testing on all critical and non-critical systems has been completed. A system is deemed validated upon completion of an appropriate test plan and system testing of the Year 2000 compliant version without problems.

The Company's overall costs associated with year 2000 implementation will be reduced due to its outsourcing arrangement previously discussed; however, incremental direct expenses to date of approximately $70,000 have been incurred and the Company anticipates incurring approximately $75,000 of additional incremental expenses in fiscal 2000. Included in this amount are capital improvements which will be accelerated in part due to Year 2000 concerns. The capital improvements include replacing older technology, personal computers and software and telecommunication systems. Although implementation of this equipment and software will resolve certain Year 2000 issues, they will also provide increased or improved functionality and efficiencies. The cost of this equipment and software is expected to be charged to expense over the estimated useful lives. The aforementioned costs do not include the salary of the project leader or the time of management and staff assisting on the project which are estimated to total 2,000 hours from fourth quarter 1998 through calendar 1999. The total cost could vary significantly from those currently estimated because of unforeseen circumstances which could develop in implementing the Plan.

The Company has begun communications with its customers informing them of its efforts to become Y2K compliant and is periodically inserting a summary of its progress in its periodic mailings to customers. The Company is providing to its customers some guidelines for their personal Y2K preparedness. The Company has posted Y2K information on its Web Site and is training its employees to become knowledgeable about the progress being made to be compliant. Posters are displayed in the Bank's lobbies with Y2K information. Information brochures are available to customers at our counters.

Concurrent with the development and execution of the Plan is the evolution of the Company's Year 2000 contingency plan. The contingency plan is intended to be a changing document developed and modified based on the results of the project. The contingency plan currently includes the contingency procedures for critical data processing and environmental systems and key suppliers. The contingency plan also addresses a variety of additional issues including credit risk, liquidity and loan and deposit customers. The key elements of the contingency plan are currently being implemented to assure the plan will work if needed.

The Company has completed an evaluation of Year 2000 risks relating to its lines of business separate from its dependence on data processing that includes a review of larger commercial customers to ascertain their overall preparedness for Year 2000. The process required lending and other bank officers to meet with their customers to review and assess their preparedness. The failure of a commercial customer to prepare adequately for Year 2000 could have a significant adverse effect on such customer's operations and profitability and thereby inhibit its ability to repay loans or require the use of its deposited funds. While the process of evaluating the potential adverse effects of Year 2000 risks on these customers is substantially complete, it is not possible to quantify the overall potential effect on the Company. All new commercial customers are evaluated at the time of application. A statement of the customer's readiness has been made a part of the closing documents each customer must sign.

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


QUARTER ENDED JUNE 30, 1999 COMPARED TO JUNE 30, 1998

NET INTEREST INCOME - Net interest income before provision for loan losses increased by approximately $571,000 or 20.4% for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998. This increase was primarily attributable to a 33 basis point (.33%) increase in interest rate spread from the comparable quarter of 1998. The components of the improved spread include a 42 basis point (.42%) decrease in the cost of funds which was offset by a 9 basis point (.9%) decrease in the earning asset yield.

INTEREST INCOME - Total interest income for the three months ended June 30, 1999 increased approximately $776,000, or 10.3% from the three month period ended June 30, 1998. This increase was primarily attributable to an increase in the level of average earning assets to $458.5 million in the current year compared to $410.3 million in the prior year since earning assets acquired from NBD Bank are included in the average from June 26, 1998, the acquisition date, and a greater percentage of average earning assets are comprised of loans which generally have higher yields than other types of assets.

INTEREST EXPENSE - Total interest expense increased by approximately $205,000, or 4.4% during the three months ended June 30, 1999 compared to the three months ended June 30, 1998, primarily due to an increase in the level of average interest bearing liabilities to $430.9 million from $371.5 million in the comparable quarter of the prior year due to the previously mentioned acquisition. Non-interest bearing checking accounts represented 4.5% and 1.8% of average deposits for the quarters ended June 30, 1999 and 1998, respectively.

OTHER INCOME - Total other income increased by approximately $187,000 or 30.6% during the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998. Service charges increased $153,000 due to higher fee levels and a greater number of accounts because of the before mentioned acquisition, commissions increased $34,000 and gains on the sale of loans increased by $50,000 during the quarter ended June 30, 1999 compared to the same quarter of 1998. Gains on sales of loans increased since the Company is selling more of the current production of fixed rate mortgage loans. Compared to the quarter ended June 30, 1998, the Company had decreased gains on the sale of securities and gains on the sale of other real estate owned of $65,000 and $17,000, respectively. Miscellaneous other income categories increased by $34,000 from the comparable quarter of the prior year with increases in cash surrender value on life insurance policies and income from automated teller machine services being major components of the increase.

OTHER EXPENSE - Other expense increased approximately $624,000 during the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998. Salaries and employee benefits increased by $208,000, occupancy expenses increased by $83,000, equipment expenses increased by $38,000 and computer service expense increased by $49,000 from the comparable period in the prior year. These increases are primarily attributable to the costs related to the acquired NBD Bank, N.A. branches being consolidated for the entire quarter in the current year whereas these expenses are included only from the acquisition date in the quarter ended June 30, 1998. The increased expenses are the result of an expansion of personnel to staff additional branch locations to service acquired loan and deposit relationships. Advertising expenses were $15,000 higher than during the quarter ended June 30, 1998 and all other operating expenses increased $233,000 with amortization of goodwill of $159,000 associated with the NBD Bank, N.A. branches acquired on June 26, 1998 being the principal component.

INCOME TAXES - The provision for income taxes was approximately $427,000, or 35.5% of pretax income during the quarter ended June 30, 1999 compared to, approximately $436,000, or 40.9% of income before taxes during the quarter ended June 30, 1998.

FINANCIAL CONDITION JUNE 30, 1999 COMPARED TO MARCH 31, 1999

The Company's total assets at June 30, 1999 were $497.8 million representing an increase of $5.4 million, or 1.1%, from March 31, 1999. Securities decreased by $3.3 million to $120.9 million at June 30, 1999 from $124.2 million at March 31, 1999 as the Company invested a higher percentage of its resources in loans. Net loans increased by $7.1 million to $328.1 million at June 30, 1999 compared to $321 million at March 31, 1999. Loan growth was primarily in the consumer and commercial loan areas.

Non-performing assets were $1.0 million at June 30, 1999 and $1.2 million at March 31, 1999. As of June 30, 1999, the Bank's loan loss allowance was $2.6 million. Although no assurance can be provided, management believes this amount to be sufficient based upon historical averages and current trends. Based on management's analysis of classified and non-performing assets, loss histories and other quantitative and qualitative factors, the allowance for loan losses (presented below in tabular form) was deemed by management to be adequate at June 30, 1999. The Bank conducts an on-going review of its loan portfolio for potential problems.

                                            1999                1998
                                         ----------          ----------
      Balance, April 1                   $2,706,408          $1,973,410
         Provision for loan losses           70,000              75,000
      Net charge offs                      (183,004)            (24,151)
                                         ----------          ----------
      Balance, June 30                   $2,593,404          $2,024,259
                                         ==========          ==========

Federal Home Loan Bank advances decreased by $335,000 to $96.2 million at June 30, 1999 compared to $96.5 million at March 31, 1999. The Company has in the past and anticipates continuing to utilize advances in its funding strategy since the cost of advances can be lower than the cost of acquiring or retaining deposits. Deposits increased by $7.1 million to $352.5 million at June 30, 1999 compared to $345.3 million at March 31, 1999 as the Company continues to pay competitive rates on its deposit accounts.

Total stockholders' equity decreased by $1.3 million to $39.5 million at June 30, 1999 from $40.9 million at March 31, 1999. The decrease is attributable to an increase of $1.8 million in net unrealized losses on securities available for sale and the declaration of $278,000 of dividends. Increasing stockholders' equity were net income of $777,000 and a reduction in the ESOP borrowing of $60,000.

LIQUIDITY AND CAPITAL RESOURCES - The standard measure of liquidity for the thrift industry is the ratio of cash and eligible investments to a certain percentage of borrowings due within one year and net withdrawable deposit accounts. The minimum required level is currently set by OTS regulation at 4%. At June 30, 1999, the Bank's liquidity ratio was 40.47%. Historically, the Bank has maintained its liquid assets which qualify for purposes of the OTS liquidity regulations above the minimum requirements imposed by such regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt, and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds while deposit flows are influenced significantly by the level of interest rates and general money market conditions.

Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At June 30, 1999, the Bank had $96.2 million in such borrowings. As of that date, the Bank had commitments to fund loans of approximately $21.1 million (which includes unfunded lines and letters of credit of approximately $18 million). In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

The  following  table  sets  forth  the  Bank's   compliance  with  its  capital
requirements at June 30, 1999.

                                          Amount                     Percent (*)
                                       -----------                   -----------
Core Capital:
     Capital level                     $34,711,000                      7.07%
     Requirement                        19,651,000                      4.00%
                                       -----------                      -----
     Excess                            $15,060,000                      3.07%
                                       ===========                      =====

Risk-Based Capital:
     Capital level                     $36,966,000                     13.17%
     Requirement                        22,451,000                      8.00%
                                       -----------                     -----
     Excess                            $14,515,000                      5.17%
                                       ===========                     =====



(*) Core capital is computed as a percentage of adjusted total assets of $491,282,000. Risk-based capital is computed as a percentage of risk-weighted assets of $280,641,000.

SUPPLEMENTAL DATA
                                                                   Three Months Ended
                                                                         June 30,
                                                                  1999             1998
                                                                  ----             ----
Weighted average interest rate earned on
   total interest-earning assets                                  7.24%            7.33%
Weighted average cost of total
   interest-bearing liabilities                                   4.57%            4.99%
Interest rate spread during period                                2.67%            2.34%

Net yield on interest-earning assets
   (net interest income divided by average
   interest-earning assets on annualized basis)                   2.95%            2.70%
Total interest income divided by average
   total assets (on annualized basis)                             6.70%            6.98%
Total interest expense divided by
   average total assets (on annualized basis)                     3.97%            4.41%
Net interest income divided by average
   total assets (on annualized basis)                             2.73%            2.57%

Return on assets (net income divided by
   average total assets on annualized basis)                      0.63%            0.59%
Return on equity (net income divided by
   average total equity on annualized basis)                      7.61%            5.83%

Interest rate spread at end of period                             2.72%            2.49%

                                                               Data as of
                                                           June 30,     March 31,
                                                             1999         1999
                                                          (IN THOUSANDS EXCEPT %)
NONPERFORMING ASSETS:
Loans:  Non-accrual ................................       $  668        $  818
             Restructured ..........................            0             0
                                                           ------        ------
Total nonperforming loans ..........................       $  668        $  818
             Real estate owned, net ................          174           112
             Other repossessed assets, net .........          200           236
                                                           ------        ------
Total Nonperforming Assets .........................       $1,042        $1,166
                                                           ======        ======


Nonperforming assets divided by total assets .......          .21%          .24%
Nonperforming loans divided by total loans .........          .20%          .25%
Balance in Allowance for Loan Losses ...............       $2,593        $2,706


Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

The Office of Thrift Supervision (OTS) requires each thrift institution to calculate the estimated change in the institution's market value of portfolio equity (MVPE) assuming an instantaneous, parallel shift in the Treasury yield curve of 100 to 300 basis points either up or down in 100 basis point increments. MVPE is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. The OTS permits institutions to perform this MVPE analysis using their own internal model based upon reasonable assumptions.

The Company has determined that, as of June 30, 1999, there has been no material change in prepayment assumptions or the estimated sensitivity of the Company's MVPE to parallel yield curve shifts in comparison to the disclosures set forth in the Company's 1999 annual report to shareholders.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------
           Other than ordinary routine litigation incidental to the business, there are no material pending legal proceedings to which the Company or the Bank are a party.

ITEM 2.  Changes in Securities
         ---------------------
           None

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------
           None

ITEM 4.  Submission of Matters to a vote of Security Holders
         ---------------------------------------------------
           None

ITEM 5.  Other Information
         -----------------
           If a stockholder proposal is not received by the Company by February 5, 2000, but otherwise meets the Company's eligibility requirements to be presented at the next Annual Meeting of Stockholders, the persons named in the Company's form of proxy and acting thereon will have the discretion to vote on any such proposal in accordance with their best judgment if the proposal is received at the Company's main office later than April 21, 2000.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------
           (a) Exhibits
                None.

           (b)  Reports on Form 8-K
                None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PERMANENT BANCORP, INC.


Date:  August 13, 1999         By /s/  Donald P. Weinzapfel
      ----------------            -------------------------
                                  Donald P. Weinzapfel,
                                  Chairman of the Board,
                                  and Chief Executive Officer
                                  (Principal Executive Officer)

Date:  August 13, 1999         By  /s/ Robert A. Cern
       ---------------            -------------------
                                  Robert A. Cern
                                  Chief Financial Officer and Secretary
                                  (Principal Financial Accounting Officer)