Form 10-Q
period 1999-09-30
PERMANENT BANCORP INC
filed 1999-11-15
CIK 916604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999


[   ]   TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-23370


                             PERMANENT BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             35-1908797
--------------------------------------------------------------------------------
(State or other jurisdiction  of                              (I.R.S. Employer
 Incorporation or Origination)                               Identification No.)

101 Southeast Third Street, Evansville Indiana                     47708
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code:   (812)  437-2265


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ]   No [  ]


As of November 9, 1999, there were 3,987,463 shares of the Registrant's Common Stock outstanding.

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


PART  II.  OTHER INFORMATION

                    Signatures

                                              PERMANENT BANCORP, INC.
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    (UNAUDITED)

                                                                                  September 30,         March 31,
                                                                                       1999                1999
                                                                                  -------------      -------------
ASSETS:
   Cash .....................................................................     $   8,674,415      $   7,591,117
   Interest-bearing deposits ................................................         3,274,229          6,361,293
                                                                                  -------------      -------------

   Total cash and cash equivalents ..........................................        11,948,644         13,952,410

   Securities available for sale - at fair value (amortized cost $117,785,227
     and $117,279,217) ......................................................       115,961,436        117,289,086
   Securities  held to maturity (fair value - $5,212,405 and $6,627,235) ....         5,908,355          6,919,793
   Other investments ........................................................         1,668,739          1,698,477
   Loans (net of allowance for loan losses of $2,485,351 and $2,706,408) ....       333,094,096        321,017,805
   Interest receivable, net .................................................         3,177,666          2,824,211
   Office properties and equipment, net .....................................         9,178,803          8,687,387
   Other assets .............................................................        21,071,094         19,937,789
                                                                                  -------------      -------------
TOTAL ASSETS ................................................................     $ 502,008,833      $ 492,326,958
                                                                                  =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
   Deposits .................................................................     $ 353,814,842      $ 345,341,089
   Federal Home Loan Bank advances ..........................................        97,359,035         96,503,610
   Other long-term debt .....................................................         3,000,000          3,000,000
   Advance payments by borrowers for taxes and insurance ....................           852,269            974,636
   Interest payable .........................................................         2,364,726          2,204,007
   Other liabilities ........................................................         3,784,444          3,442,429
                                                                                  -------------      -------------
TOTAL LIABILITIES ...........................................................       461,175,316        451,465,771
                                                                                  -------------      -------------

                                              PERMANENT BANCORP, INC.
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    (UNAUDITED)
                                                    (CONTINUED)

                                                                                  September 30,         March 31,
                                                                                       1999                1999
                                                                                  -------------      -------------

STOCKHOLDERS' EQUITY:
   Serial Preferred Stock ($.01 par value) Authorized and unissued-
     1,000,000 shares
   Common Stock ($.01 par value) Authorized - 9,000,000 shares; issued -
     4,927,000 shares; Outstanding - 3,987,063 and 3,978,322 shares .........            49,241             49,241
   Additional paid-in capital ...............................................        24,962,064         24,844,508
   Treasury Stock - 928,036 and 947,244 shares ..............................        (9,815,369)        (9,920,624)
   Retained Earnings - substantially restricted .............................        27,444,667         26,573,401
   Accumulated other comprehensive income, net of deferred
     tax of ($643,193) and $3,909 ...........................................        (1,248,550)             5,960
   ESOP Borrowing ...........................................................          (357,075)          (476,100)
   Unearned compensation - restricted stock awards ..........................          (201,461)          (215,199)
                                                                                  -------------      -------------
TOTAL STOCKHOLDERS' EQUITY ..................................................        40,833,517         40,861,187
                                                                                  -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY .................................     $ 502,008,833      $ 492,326,958
                                                                                  =============      =============

See notes to consolidated financial statements

                                            PERMANENT BANCORP, INC.
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (UNAUDITED)

                                                      Three Months Ended               Six Months Ended
                                                          September 30,                  September 30,
                                                 ---------------------------     ---------------------------
                                                     1999            1998            1999            1998
                                                 -----------     -----------     -----------     -----------
INTEREST INCOME:
   Loans ...................................     $ 6,420,005     $ 5,740,055     $12,660,087     $10,267,189
   Securities ..............................       1,874,511       2,743,161       3,736,078       5,554,095
   Deposits ................................          71,136          50,464         137,466         104,384
   Dividends on Federal Home Loan Bank stock         110,618         110,634         219,639         219,655
                                                 -----------     -----------     -----------     -----------
                                                   8,476,270       8,644,314      16,753,270      16,145,323
                                                 -----------     -----------     -----------     -----------
INTEREST EXPENSE:
   Deposits ................................       3,838,612       3,998,808       7,440,717       7,420,132
   Federal Home Loan Bank advances .........       1,270,919       1,201,856       2,516,474       2,481,278
   Long-term borrowings ....................          53,776          29,374         105,494          29,374
   Short-term borrowings ...................           7,612                          14,374
                                                 -----------     -----------     -----------     -----------
                                                   5,170,919       5,230,038      10,077,059       9,930,784
                                                 -----------     -----------     -----------     -----------
NET INTEREST INCOME ........................       3,305,351       3,414,276       6,676,211       6,214,539
PROVISION FOR LOAN LOSSES ..................          81,000          75,000         151,000         150,000
                                                 -----------     -----------     -----------     -----------
NET INTEREST INCOME AFTER LOAN LOSS

   PROVISION ...............................       3,224,351       3,339,276       6,525,211       6,064,539
                                                 -----------     -----------     -----------     -----------
OTHER INCOME:
   Service charges .........................         432,118         363,060         855,493         633,864
   Gain on sale of loans ...................          13,201          32,937          87,872          57,816
   Commissions .............................         161,733         140,426         358,649         303,820
   Gain on sale of securities ..............                          88,146                         152,961
   Gain on sale of real estate owned .......           7,009          12,964          17,319          40,004
   Other ...................................         156,942         106,476         255,927         171,134
                                                 -----------     -----------     -----------     -----------
                                                     771,003         744,009       1,575,260       1,359,599
                                                 -----------     -----------     -----------     -----------

                                            PERMANENT BANCORP, INC.
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (UNAUDITED)
                                                  (CONTINUED)

                                                      Three Months Ended               Six Months Ended
                                                          September 30,                  September 30,
                                                 ---------------------------     ---------------------------
                                                     1999            1998            1999            1998
                                                 -----------     -----------     -----------     -----------
OTHER EXPENSE:
   Salaries and employee benefits ..........       1,488,552       1,509,980       2,941,294       2,754,512
   Deposit insurance assessments ...........          65,517          67,392         132,166         134,953
   Occupancy ...............................         283,013         275,942         570,983         481,351
   Equipment ...............................         204,269         196,080         401,945         355,967
   Computer service ........................         185,830         167,891         389,230         322,651
   Advertising .............................          92,093         140,291         217,401         250,446
   Postage and office supplies .............         121,247         138,138         214,183         230,219
   Other ...................................         580,951         428,506       1,055,717         671,945
                                                 -----------     -----------     -----------     -----------
                                                   3,021,472       2,924,220       5,922,919       5,202,044
                                                 -----------     -----------     -----------     -----------
INCOME BEFORE INCOME TAXES .................         973,882       1,159,065       2,177,552       2,222,094
INCOME TAX PROVISION .......................         217,113         473,206         643,893         908,887
                                                 -----------     -----------     -----------     -----------
NET INCOME .................................     $   756,769     $   685,859     $ 1,533,659     $ 1,313,207
                                                 ===========     ===========     ===========     ===========

EARNINGS PER SHARE OF COMMON STOCK
   Basic ...................................     $      0.19     $      0.17     $      0.39     $      0.32
   Diluted .................................     $      0.17     $      0.16     $      0.37     $      0.30
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic ...................................       3,896,037       4,014,550       3,894,485       4,061,701
   Diluted .................................       4,093,072       4,249,693       4,065,723       4,315,675

See notes to consolidated financial statements

                                   PERMANENT BANCORP, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                             Six Months Ended September 30,
                                                             ------------------------------
                                                                  1999              1998
                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................     $  1,533,659      $  1,313,207
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation ...................................          280,714           258,127
        Amortization and accretion .....................          489,258           552,024
        Vesting of restricted stock awards .............           (7,294)
        Provisions for loan and real estate owned losses          193,271            72,532
        Loss (Gain) on sale of securities ..............            4,920          (152,961)
        (Gain) on sale of loans ........................          (87,872)          (60,427)
        (Gain) on sale of bank premises ..................        (63,163)
        (Gain) on sale of real estate owned ............          (24,604)          (46,109)
        Loss on equity investments .....................           45,867
        ESOP shares earned .............................          121,547           231,623
  Changes in assets and liabilities:
     Proceeds from the sales of loans ..................        6,375,034         4,392,468
     Origination of loans for resale ...................       (6,287,162)       (4,332,000)
     Other investments .................................              382           (51,998)
     Interest receivable ...............................          (65,389)          114,473
     Other assets ......................................         (202,629)       (2,052,202)
     Interest payable ..................................          160,719            31,419
     Other liabilities .................................          735,941        (2,709,704)
                                                             ------------      ------------
   Net cash provided by (used in) operating activities .        3,203,199        (2,439,528)
                                                             ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash acquired through branch acquisitions ...........                         26,872,394
   Loans originated ....................................      (86,846,536)      (56,251,768)
   Loan principal repayments ...........................       75,711,371        44,588,930
   Proceeds from:
      Maturities of:
          Securities available for sale ................                         66,935,465
          Other investments ............................        1,000,000
          Commercial paper .............................       21,420,000
      Sales of:
          Securities available for sale ................                         30,607,069
          Real estate owned ............................          205,500           115,060
          Office properties, equipment and land ........          163,632

                                   PERMANENT BANCORP, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                         (CONTINUED)

                                                             Six Months Ended September 30,
                                                             ------------------------------
                                                                  1999              1998
                                                             ------------      ------------
      Purchases of:

          Securities available for sale ................      (11,810,613)      (79,417,891)
          Mortgage-backed securities available for sale                         (14,652,047)
          Equity Investments ...........................           (9,375)
          Loans ........................................       (6,500,712)       (5,099,080)
          Commercial paper .............................      (16,370,798)
          Real estate owned ............................          (90,000)
          Office properties, equipment and land ........         (872,072)         (556,808)
   Payments on mortgage-backed securities ..............       10,001,827        16,243,701
   Increase in cash surrender value of life insurance ..          (70,723)         (623,664)
   Dividends received on equity investments ............           55,356
                                                             ------------      ------------
   Net cash provided by (used in) investing activities .      (14,013,143)       28,761,361
                                                             ------------      ------------

                                   PERMANENT BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                         (UNAUDITED)

                                                               Six Months Ended September 30,
                                                              --------------------------------
                                                                   1999               1998
                                                              -----------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid ......................................         (516,834)         (480,263)
   Net change in deposits ..............................        8,470,303       (10,436,728)
   Receipts from FHLB advances .........................       33,000,000        88,000,000
   Payments on FHLB advances ...........................      (32,144,575)      (91,339,554)
   Principal repayment of ESOP borrowing ...............          119,025           119,026
   Advance payments by borrowers for taxes and insurance         (122,366)          (74,827)
   Net change in long-term debt ........................        4,153,875
   Purchase of treasury stock ..........................          (93,125)       (4,163,316)
   Sale of common stock ................................           93,750            90,390
                                                             ------------      ------------
   Net cash provided (used in) by financing activities .        8,806,178       (14,131,397)
                                                             ------------      ------------
NET (INCREASE) IN CASH AND CASH EQUIVALENTS ............       (2,003,766)       12,190,436
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......       13,952,410         6,364,476
                                                             ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............     $ 11,948,644      $ 18,554,912
                                                             ============      ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest .......................................     $  9,916,340      $  9,962,203
        Income taxes ...................................          450,000           850,000

   Noncash transactions:

        Transfers from loans to real estate owned ......          150,793

See notes to consolidated financial statements.

                             PERMANENT BANCORP, INC.
                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Permanent Bancorp, Inc. (the "Company") and Permanent Bank (formerly Permanent Federal Savings Bank), its wholly owned subsidiary (the "Bank"). All significant intercompany accounts and transactions have been eliminated. These consolidated interim financial statements at September 30, 1999 and for the three and six month periods ended September 30, 1999 and 1998 have not been examined by independent auditors but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these statements be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K/A for the year ended March 31, 1999.

2. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130, "COMPREHENSIVE INCOME" - This statement requires that changes in the amounts of certain items, including foreign currency translation adjustments and unrealized gains and losses on certain securities be shown in the annual and quarterly financial statements.

The following is a summary of the Company's total comprehensive income for the interim three and six month periods ended September 30, 1999 and 1998 under FAS 130:

                                                       Three Months Ended                Six Months Ended
                                                           September 30,                    September 30,
                                                           -------------                    -------------
                                                      1999             1998             1999            1998
                                                  -----------      -----------      -----------      -----------
Net income ..................................     $   756,769      $   685,859      $ 1,533,659      $ 1,313,207
Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities:
          Unrealized holding gains (losses)

          arising during period .............         606,489          145,961       (1,254,510)         537,207
     Reclassification adjustment for (gains)
          losses included in net income .....                          (53,231)                         (92,373)
                                                  -----------      -----------      -----------      -----------
Other comprehensive income ..................         606,489           92,730       (1,254,510)         444,838
                                                  -----------      -----------      -----------      -----------
COMPREHENSIVE INCOME ........................     $ 1,363,258      $   778,589      $   279,149      $ 1,758,041
                                                  ===========      ===========      ===========      ===========

3. EARNINGS PER SHARE - The difference between basic and diluted earnings per share represents the dilutive impact of the Company's outstanding stock options. The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations.

                                          Three Months Ended September 30,      Six Months Ended September 30,
                                          --------------------------------      ------------------------------
                                                 1999            1998               1999             1998
                                                 ----            ----               ----             ----

Basic average common shares                   3,896,037       4,014,550          3,894,485        4,061,701
Dilutive effect of stock options                197,035         235,143            171,238          253,974
                                              ---------       ---------          ---------        ---------
Diluted average common shares                 4,093,072       4,249,693          4,065,723        4,315,675
                                              =========       =========          =========        =========

4. SEGMENT REPORTING - The Company has determined that it operates a single segment which is community banking. At September 30, 1999 and March 31, 1999, the Bank had assets of approximately $501.5 million and $493.7 million, or in excess of 99% of consolidated assets at these dates. Net income of the Bank for the six months ended September 30, 1999 and 1998 was $1,675,000 and $1,390,000 or 109% and 106% of consolidated net income. Net income of the Bank for the quarters ended September 30, 1999 and 1998 was 111% and 97%, respectively, of consolidated net income. Substantially all of net interest income for the six and three month periods ended September 30, 1999 and 1998 was produced by the Bank.

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

6. DEBT REFINANCING AND LINE OF CREDIT - On September 30, 1999 the Company refinanced $3 million of existing debt with an unaffiliated financial institution. This loan is secured by the stock of the Bank. The loan bears interest at LIBOR (as defined in the loan agreement) plus 160 basis points. The interest rate adjusts monthly. Principal payments of $250,000 commence in January 2000 and occur quarterly thereafter.

The loan agreement requires that the Company meet defined performance standards including return on average assets of .50%. The Company is also required to maintain defined loan loss, asset quality and capital ratios.

In conjunction with this refinancing, the Company also obtained a one year, $1 million revolving line of credit which is also secured by the Bank stock and has an interest rate of LIBOR plus 160 basis points. The Company has not utilized this credit facility

7. CHANGES IN PRESENTATION - Certain amounts and items appearing in the financial statements for the three and six month periods ended September 30, 1998 have been reclassified to conform with September 30, 1999 presentation.

                             PERMANENT BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Permanent Bancorp, Inc. (the "Company") is a bank holding company which owns 100% of the capital stock of Permanent Bank (formerly Permanent Federal Savings Bank, the "Bank") and has no other subsidiaries. Material changes in the Consolidated Statements of Financial Condition and Consolidated Statements of Income, except where noted, are attributable primarily to the operations of the Bank.

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

These forward-looking statements include statements with respect to the Company's beliefs, expectations, estimates and intentions, that are subject to significant risks and uncertainties, and may change based on various factors (some of which are beyond the Company's control). Those risks and uncertainties could cause the Company's financial performance to differ materially from expectations, estimates, and intentions expressed in such forward-looking statements.

The  Company  does  not  undertake,   and  expressly  disclaims  any  intent  or
obligation, to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

INFORMATION SYSTEMS AND THE YEAR 2000

The Company began working on its Year 2000 (or "Y2K") plan, a term which refers to uncertainties about the ability of data processing hardware and software to properly interpret dates after the beginning of the Year 2000, in calendar year 1997. A project leader, who is a member of senior management, was assigned to the project while senior management oversees it and regularly reports to the Board of Directors. A comprehensive Year 2000 Plan (the "Plan") that includes phases relating to awareness, assessment, renovation, validation and implementation was established and includes a timetable and summarization of each major phase of the project and the estimated costs to renovate and test systems in preparation for the Year 2000.

The awareness phase included a Company-wide campaign to communicate and identify the problem and the potential ramifications to the organization. Concurrent with this phase, the assessment phase began which included the inventorying of systems that may be impacted. The business use of each system was analyzed and prioritized based upon the perceived adverse effect on the financial condition of the Company in the event of a loss or interruption in the use of that system. The Company has completed these phases of the project.

The Company has outsourced the most critical data processing activities to an industry-known service provider who is responsible for modifying its programs to be compliant with Year 2000 processing. Testing of these systems, however, is the responsibility of the Company. Focusing on these critical systems, the Company has closely reviewed and monitored this vendor's progress. Year 2000 compliant upgrades to these outsourced critical data processing systems were installed and the service provider has represented, and the Company has satisfied itself, that this process is now complete.

Y2K upgrades have been tested. All issues discovered during the testing were reported to the service provider for remediation. Additional testing was conducted to assure that each identified issue was correctly repaired. The Company has not discovered any material issues during the testing. The Company is currently using the upgraded Y2K software for its critical systems and all new systems and applications are Y2K compliant.

Other critical and non-critical systems have also been assessed and tested as to their Year 2000 readiness. A system is deemed Year 2000 compliant if testing, which has been conducted in accordance with a forward plan, indicates no problems in processing dates on or after January 1, 2000.

The Company's overall costs associated with year 2000 implementation have been reduced due to its outsourcing arrangement previously discussed. Incremental direct expenses to date of approximately $95,000 have been incurred and the Company believes that substantially all expenses associated with implementing the Plan have been recognized. Included in this amount are capital improvements which were accelerated in part due to Year 2000 concerns. The capital improvements included replacing older technology, personal computers, software and telecommunication systems. While introduction of this new equipment and software will resolve certain Year 2000 issues, it will also provide increased or improved functionality and efficiencies. The cost of this equipment and software will be charged to expense over the estimated useful lives. These costs do not include the salary of the project leader or the time of management and staff assisting on the project which are estimated to total 2,000 hours from fourth quarter 1998 through calendar 1999. Substantially all of these hours have been expended as of September 30, 1999.

The Company has communicated to its customers informing them of its efforts to become Y2K compliant and is periodically inserting a summary of its progress in its mailings to customers. The Company has provided to its customers guidelines for their personal Y2K preparedness. The Company has posted Y2K information on its Web Site and trained its employees about what it has done to become compliant. Posters are displayed in the Bank's lobbies with Y2K information. Information brochures are available to customers at our branch locations. The Company has also participated in community seminars to inform the general public about what it has done to become compliant.

Concurrent with the execution of the Plan is the evolution of the Company's Year 2000 contingency plan. The contingency plan has been developed and modified based on the results of the project. The contingency plan includes contingency procedures for critical data processing and environmental systems and key suppliers. The contingency plan also addresses a variety of additional issues including credit risk, liquidity and loan and deposit customers. The key elements of the contingency plan have been tested to assure the plan will work if needed.

The Company has completed an evaluation of Year 2000 risks separate from its dependence on data processing that includes a review of larger commercial customers to ascertain their overall preparedness for Year 2000. The process required lending and other bank officers to meet with their customers to review and assess their preparedness. The failure of a commercial customer to prepare adequately for Year 2000 could have a significant adverse effect on such customer's operations and profitability and thereby inhibit its ability to repay loans or require the use of its deposited funds. While the process of evaluating the potential adverse effects of Year 2000 risks on these customers is complete, it is not possible to quantify the overall potential effect on the Company. All new commercial customers are evaluated at the time of application. A statement of the customer's readiness has been made a part of the closing documents each customer must sign.

The plan also includes provisions which address the Year 2000 compliance of environmental systems, which include items such as elevators, security systems and heating and air conditioning systems. No significant business risks have been revealed regarding these types of systems.

While the Company believes it is Year 2000 compliant, there is no assurance that the failure to adequately address all issues relating to the Year 2000 problem would not have a material adverse effect on its financial condition or results of operations.

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998

NET INTEREST INCOME - Net interest income before provision for loan losses decreased by $109,000 or approximately 3.2% for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. This decrease is the result of yield on earning assets declining more rapidly than the cost of interest bearing liabilities. The weighted average yield on interest earning assets decreased .25% whereas the weighted average cost of interest bearing liabilities decreased .02% from the comparable quarter of the prior year. The factors that caused these decreases are discussed below.

INTEREST INCOME - Total interest income for the three months ended September 30, 1999 decreased $168,044, or approximately 1.9% from the three month period ended September 30, 1998. This decrease primarily as a result of a .25% decrease in the yield on earning assets as a result of intense competition for quality loans and callable securities being refinanced at lower rates. Offsetting this rate decrease were slightly higher levels of average earning assets.

INTEREST EXPENSE - Total interest expense decreased by $59,000 or approximately 1.1% during the three months ended September 30, 1999 compared to the three months ended September 30, 1998, despite a decrease in the cost of interest-bearing liabilities of .02%. While deposit rates have generally decreased from the comparable quarter of the prior year, local market conditions have required the Company to pay premium rates to attract retail deposits. As a result, the Company has increased its utilization of the jumbo ($100,000+) certificate of deposit market which is a very rate sensitive market. In addition, many of the Company's FHLB advances contain provisions which allow the issuer the option to raise the rate. As rates have risen during the quarter ended September 30, 1999, the costs associated with this source of funding has increased.

In addition, the Company's long-term borrowing was outstanding for the entire quarter ended September 30, 1999 whereas the debt was incurred in August 1998. This resulted in a $24,000 increase in interest expense despite the fact that interest rates have decreased from the prior year and there is $1.2 million less of this debt outstanding at September 30, 1999 compared to September 30, 1998.

OTHER INCOME - Total other income increased by $27,000 during the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. Service charges increased $69,000 during the quarter ended September 30, 1999 compared to the same quarter of 1998 primarily due to fee level increases. During the quarter ended September 30, 1999 the Company had gains on sales of loans of $13,000 compared to $33,000 during the quarter ended September 30, 1998 and recognized no gains on sales of securities compared to gains of $88,000 during the quarter ended September 30, 1998. Commissions were $162,000 for the quarter ended September 30, 1999 compared to $140,000 for the quarter ended September 30, 1998. Miscellaneous other income increased by $50,000 from the comparable quarter of the prior year primarily due to a gain recognized upon the sale of a closed branch banking facility.

OTHER EXPENSE - Total other expenses increased by approximately $152,000, or 35%, in quarter ended September 30, 1999 compared to the comparable quarter of the prior year. The Company had minor changes in the following expense categories:

                   Salaries and employee benefits ($21,000 or 1.4% decrease) Deposit insurance assessments ($2,000 or 2.8% decrease) Occupancy ($7,000 or 2.6% increase)


The decrease in postage and office supplies expense ($17,000) as well as the decrease in advertising expense ($48,000) from the comparable quarter of the prior year represent promotional and administrative costs associated with the Company's acquisition of four branch banking locations in June 1998. Equipment expense increased by $8,000 or 4.2% from the comparable quarter of the prior year due to increased depreciation expense resulting from the replacement of older, fully depreciated teller and data processing equipment. Other miscellaneous expenses increased by $152,000 from the comparable quarter of the prior year. Major components of this increase include the amortization of the Bank's investment in an affordable housing project ($35,000), various expenses related to the formulation and operation of the Bank's security management subsidiary ($32,000) and increased consultant fees ($27,000).

INCOME TAXES - Provisions for income taxes amounted to $217,000, or 22.2% of income before taxes during the quarter ended September 30, 1999 compared to $473,000, or 40.8% of income before taxes during the quarter ended September 30, 1998. The decrease in the effective tax rate is the result of a managerial and geographical reorganization of the Company's securities function and utilization of tax credit opportunities.

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1998.

NET INTEREST INCOME - Net interest income before provision for loan losses increased by $462,000 or 7.4% for the six months ended September 30, 1999 compared to the six months ended September 30, 1998. The increase is primarily the result of interest revenues and interest expenses associated with the assets and liabilities of the acquired NBD branch offices being consolidated for six months in the current year compared to three months, in the prior year.

Offsetting the increase in net interest income caused by this factor is an increase in interest expense related to long-term borrowing since this borrowing occurred in August 1998 and is therefore included for six months in the current year compared to a month in the prior year quarter.

INTEREST INCOME - Total interest income for the six months ended September 30, 1999 increased $607,947, or 3.8% , from the six month period ended September 30, 1998. This increase is primarily attributable to a larger asset base in the current year because of the previously noted branch acquisition which was, however, offset by a decrease in earning asset yield of .17%. Asset yield decreased because of the intense competitive environment for quality loans and the fact that many of the Company's securities had "call" provisions which were exercised as rates fell.

INTEREST EXPENSE - Total interest expense increased by $146,000, or 1.5% during the six months ended September 30, 1999 compared to the six months ended September 30, 1998. This increase is primarily due to a larger deposit base due to the branch acquisition described above. In addition, interest expense associated with long-term borrowing increased by $76,000 for the six months ended September 30, 1999 compared to the prior year since this debt was incurred in August 1998. Offsetting these increases is a decrease in the overall costs of deposits and other liabilities of .19% from the prior year.

OTHER INCOME - Total other income increased by $216,000, or 15.9% during the six months ended September 30, 1999 compared to the six months ended September 30, 1998. Service charge income increased by $222,000 due to increased fee levels and a larger deposit base due to the branch acquisition described above. Gain on sales of loans increased by $30,000 as the Company has sold more of its current production of fixed rate loans in the current year compared to the six months ended September 30, 1999. Commissions have increased by $55,000 as the Company has aggressively marketed its brokerage services and the stock market has generally been favorable to investors. Other miscellaneous income items have increased $85,000 from the comparable six month period of the prior year due primarily to a gain recognized upon the sale of a closed branch banking facility and increases in cash surrender value of life insurance policies.

Offsetting these gains is a decrease in gains on the sale of securities of $153,000 from the prior year as the Company has not sold securities during the six months ended September 30, 1999.

OTHER EXPENSE - Other expense increased approximately $721,000 during the six months ended September 30, 1999 compared to the six months ended September 30, 1998. Salaries and employee benefits increased by $187,000, occupancy expenses increased by $90,000, equipment expenses increased by $46,000 and computer service expense increased by $67,000 from the comparable period in the prior year. These increases are primarily attributable to the costs related to the acquired NBD Bank, N.A. branches being consolidated for the entire six months in the current year whereas these expenses are included only from the acquisition date in the prior year. The increased expenses are the result of an expansion of personnel to staff additional branch locations to service acquired loan and deposit relationships. Advertising, postage and office supplies expenses decreased by $33,000 and $16,000, respectively, as significant promotional and administrative expenses were incurred in the prior year in conjunction with the NBD branch acquisition. Miscellaneous other expenses increased $384,000 from the comparable six month period of the prior year. Major components of this increase include increased amortization of deposit premiums associated with the June 1998 branch purchase ($159,000), increased amortization of the Bank's investment in an affordable housing project ($58,000), expenses related to the formulation and operation of the Bank's security management subsidiary ($66,000) and increased consulting expenses ($42,000).

INCOME TAXES - Provisions for income taxes were $644,000, or 29.6% of income before taxes during the six months ended September 30, 1999. During the six month period ended September 30, 1998 the Company recorded a provision for income taxes of $908,887 or 40.9% of income before taxes. The decrease in the effective tax rate is the result of a managerial and geographical reorganization of the Company's securities function and utilization of tax credit opportunities.

FINANCIAL CONDITION SEPTEMBER 30, 1999 COMPARED TO MARCH 31, 1999

The Company's total assets at September 30, 1999 were $502 million representing an increase of $9.7 million, or 2.0%, from March 31, 1999. Securities decreased by $2.3 million to $121.8 million at September 30, 1999 from $124.2 million at March 31, 1999 as the Company invested a higher percentage of its resources in loans. Net loans increased by $12.1 million to $333.1 million at September 30, 1999 compared to $321 million at March 31, 1999. Loan growth was primarily in the consumer and commercial loan areas. The balance of the loan growth was funded primarily by an increase in deposit liabilities ($8.5 million).

Non-performing assets were $1.3 million at September 30, 1999 and $1.2 million at March 31, 1999. As of September 30, 1999, the Bank's loan loss allowance was $2.5 million. Although no assurance can be provided, management believes this amount to be sufficient based upon historical averages and current trends. Based on management's analysis of classified and non-performing assets, loss histories and other quantitative and qualitative factors, the allowance for loan losses (presented below in tabular form) was deemed by management to be adequate at September 30, 1999. The Bank conducts an on-going review of its loan portfolio for potential problems in conjunction with its analysis of the adequacy of the loss allowance.

                                                    1999                   1998
                                                ----------           ----------
           Balance, April 1                     $2,706,408           $1,973,410
           Provision for loan losses               151,000              150,000
           Net charge offs                        (372,057)             (77,468)
                                                ----------           ----------
           Balance, September 30                $2,485,351           $2,045,942
                                                ==========           ==========

Federal Home Loan Bank advances increased by $855,000 to $97.4 million at September 30, 1999 compared to $96.5 million at March 31, 1999. The Company has in the past and anticipates continuing to utilize advances in its funding strategy since the cost of advances can be lower than the cost of acquiring or retaining deposits. Deposits increased by $8.5 million to $353.8 million at September 30, 1999 compared to $345.3 million at March 31, 1999 as the Company continues to pay competitive rates on its deposit accounts. Certificates of deposit greater than $100,000 amounted to $44.3 million at September 30, 1999 compared to $30 million at March 31, 1999.

Total stockholders' equity was $40.8 million at September 30, 1999 compared to $40.9 million at March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES - The standard measure of liquidity for the thrift industry is the ratio of cash and eligible investments to a certain percentage of borrowings due within one year and net withdrawable deposit accounts. The minimum required level is currently set by OTS regulation at 4%. At September 30, 1999, the Bank's liquidity ratio was 34.4%. Historically, the Bank has maintained its liquid assets which qualify for purposes of the OTS liquidity regulations above the minimum requirements imposed by such regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt, and potential deposit outflows. Cash flow projections are periodically reviewed to assure that adequate liquidity is maintained. Cash for these purposes is generated through the maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds while deposit flows are influenced significantly by the level of interest rates and general money market conditions.

Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At September 30, 1999, the Bank had $97.4 million in such borrowings. As of that date, the Bank had commitments to fund loans of approximately $29.5 million (which includes unfunded lines and letters of credit of approximately $25.6 million). In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

The  following  table  sets  forth  the  Bank's   compliance  with  its  capital
requirements at September 30, 1999.

                                         Amount                     Percent (*)
                                       -----------                      ----
Core Capital:
     Capital level                     $34,011,000                      6.89%
     Requirement                        19,708,000                      4.00%
                                       -----------                      ----
     Excess                            $14,303,000                      2.89%
                                       ===========                      ====

Risk-Based Capital:
     Capital level                     $36,246,000                     13.01%
     Requirement                        22,291,000                      8.00%
                                       -----------                      ----
     Excess                            $13,955,000                      5.01%
                                       ===========                      ====


(*) Core capital is computed as a percentage of adjusted total assets of $493,289,000. Risk-based capital is computed as a percentage of risk-weighted assets of $278,643,000.

SUPPLEMENTAL DATA                                   Three Months Ended   Six Months Ended
                                                        September 30,       September 30,
                                                       1999      1998      1999       1998
                                                       ----      ----      ----       ----
Weighted average interest rate earned on
   total interest-earning assets ..............        7.18%     7.43%     7.21%     7.38%
Weighted average cost of total
   interest-bearing liabilities ...............        4.67      4.69      4.62      4.81
Interest rate spread during period ............        2.51      2.79      2.59      2.57

Net yield on interest-earning assets
   (net interest income divided by average
   interest-earning assets on annualized basis)        2.78      2.88      2.87      2.83
Total interest income divided by average
   total assets (on annualized basis) .........        6.68      6.79      6.69      7.00
Total interest expense divided by
   average total assets (on annualized basis) .        4.08      4.13      4.02      4.31
Net interest income divided by average
   total assets (on annualized basis) .........        2.61      2.66      2.67      2.69

Return on assets (net income divided by
   average total assets on annualized basis) ..        0.60      0.54      0.61      0.57
Return on equity (net income divided by
   average total equity on annualized basis) ..        6.90      6.52      7.25      6.24

Interest rate spread at end of period .........        2.81      2.78      2.81      2.78

                                                                Data as of
                                                       September 30,     March 31,
                                                            1999           1999
                                                            ----           ----
                                                          (IN THOUSANDS EXCEPT %)
NONPERFORMING ASSETS:

Loans:  Non-accrual ................................       $  914        $  818
             Restructured ..........................            0             0
Total nonperforming loans ..........................          914           818
             Real estate owned, net ................          114           112
             Other repossessed assets, net .........          223           236
                                                           ------        ------
Total Nonperforming Assets .........................       $1,251        $1,166
                                                           ======        ======

Nonperforming assets divided by total assets .......          .25%          .24%
Nonperforming loans divided by total loans .........          .27%          .25%
Balance in Allowance for Loan Losses ...............       $2,485        $2,706

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

The Company believes that there has been no material change in prepayment assumptions or the estimated sensitivity of the Company's MVPE to parallel yield curve shifts in comparison to the disclosures set forth in the Company's 1999 annual report to shareholders.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

           Other than ordinary routine litigation incidental to the business, there are no material pending legal proceedings to which the Company or the Bank are a party.

ITEM 2.  Changes in Securities
           None

ITEM 3.  Defaults Upon Senior Securities
           None

ITEM 4.  Submission of Matters to a vote of Security Holders

           The annual meting of stockholder was held in Evansville, Indiana on July 27, 1999. A total of 3,437,776 shares of Common Stock, 86.1% of outstanding shares, were represented in person or by proxy.

           The following is a record of votes cast in the election of directors of the Company for 3-year terms expiring in 2002.

                                              FOR           VOTES WITHHELD
                                              ---           --------------

           Donald P. Weinzapfel             3,049,118            388,587
           Daniel L. Schenk                 3,075,327            362,448
           James D. Butterfield             3,012,589            425,187

           Accordingly, the individuals named above were declared to be duly elected directors of the Company.

           Messieurs. Kinkel, Brown, McCarty, Vogel, Korb, and Northener will continue as directors.

           The following is a record of the votes cast in respect of the proposal to ratify the adoption of the 1999 Omnibus Incentive Plan.


                                              NUMBER
                                             OF VOTES
                                             --------
                  FOR                        1,797,233
                  AGAINST                      776,110
                  ABSTAIN                       69,136
                  BROKER NON-VOTES             795,296

           Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the Company.

           The following is a record of the votes cast in respect of the proposal to ratify the appointment of Deloitte & Touche LLP as auditors of the Company for the fiscal year ending March 31, 2000.

                                              NUMBER
                                             OF VOTES
                                             --------
                  FOR                      3,136,298
                  AGAINST                    294,688
                  ABSTAIN                      6,790

           Accordingly, the proposal described above was declared to be duly adopted by the stockholders of the company.

ITEM 5.  Other Information

           If a stockholder proposal is not received by the Company by February 25, 2000, but otherwise meets the Company's eligibility requirements to be presented at the next Annual Meeting of Stockholders, the persons named in the Company's form of proxy and acting thereon will have the discretion to vote on any such proposal in accordance with their best judgment if the proposal is received at the Company's main office later than April 21, 2000.

ITEM 6.  Exhibits and Reports on Form 8-K
           (a) Exhibits

                None.

           (b)  Reports on Form 8-K

                A Form 8-K was filed on July 22, 1999, with the Securities and Exchange Commission, regarding earnings for the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PERMANENT BANCORP, INC.

Date:  November 12, 1999            By  /s/Donald P. Weinzapfel
                                        -----------------------
                                        Donald P. Weinzapfel,
                                        Chairman of the Board
                                        Chief Executive Officer
                                        (Principal Executive Officer)

Date:  November 12, 1999            By  /s/ Robert A. Cern
                                        ------------------
                                        Robert A. Cern
                                        Chief Financial Officer and Secretary
                                        (Principal Financial Accounting Officer)