Form 10-Q
period 1999-12-31
PERMANENT BANCORP INC
filed 2000-02-14
CIK 916604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1999


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

                                Yes [ X ]   No [  ]


        As of February 11, 2000 there were 4,198,741 shares of the Registrant's Common Stock outstanding.

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

                    Notes to Consolidated Financial Statements

   Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

                    Supplemental Data

   Item 3.   Quantitative & Qualitative Disclosures of Market Risk


PART  II.  OTHER INFORMATION

                    Signatures

                                              PERMANENT BANCORP, INC.
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                    (UNAUDITED)

                                                                                   December 31,        March 31,
                                                                                      1999               1999
                                                                                  -------------      -------------
ASSETS:

   Cash                                                                           $  11,387,622      $   7,591,117
   Interest-bearing deposits                                                          4,077,475          6,361,293
                                                                                  -------------      -------------

   Total cash and cash equivalents                                                   15,465,097         13,952,410

   Securities available for sale - at fair value (amortized cost $117,287,035
     and $117,279,217)                                                              111,903,530        117,289,086
   Securities  held to maturity (fair value - $5,879,701 and $6,627,235)              6,701,556          6,919,793
   Other investments                                                                  1,728,206          1,698,477
   Loans (net of allowance for loan losses of $2,323,245 and $2,706,408)            328,758,696        321,017,805
   Interest receivable, net                                                           3,313,334          2,824,211
   Office properties and equipment, net                                               9,713,556          8,687,387
   Other assets                                                                      19,574,319         19,937,789
                                                                                  -------------      -------------
TOTAL ASSETS                                                                      $ 497,158,294      $ 492,326,958
                                                                                  =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:

   Deposits                                                                       $ 343,938,845      $ 345,341,089
   Federal Home Loan Bank advances                                                  105,797,876         96,503,610
   Other long-term debt                                                               3,000,000          3,000,000
   Advance payments by borrowers for taxes and insurance                                526,370            974,636
   Interest payable                                                                   2,390,835          2,204,007
   Other liabilities                                                                  1,012,824          3,442,429
                                                                                  -------------      -------------
TOTAL LIABILITIES                                                                   456,666,750        451,465,771
                                                                                  -------------      -------------

STOCKHOLDERS' EQUITY:
   Serial Preferred Stock ($.01 par value) Authorized and unissued-
     1,000,000 shares
   Common Stock ($.01 par value) Authorized - 9,000,000 shares; issued -
     4,927,000 shares; Outstanding - 4,161,837 and 3,978,322 shares                      49,241             49,241
   Additional paid-in capital                                                        25,760,936         24,844,508
   Treasury Stock - 751,872 and 947,244 shares                                       (8,165,577)        (9,920,624)
   Retained Earnings - substantially restricted                                      26,557,225         26,573,401
   Accumulated other comprehensive income, net of deferred
     tax of ($1,970,787) and $3,909                                                  (3,412,718)             5,960
   ESOP Borrowing                                                                      (297,563)          (476,100)
   Unearned compensation - restricted stock awards                                                        (215,199)
                                                                                  -------------      -------------
TOTAL STOCKHOLDERS' EQUITY                                                           40,491,544         40,861,187
                                                                                  -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                                       $ 497,158,294      $ 492,326,958
                                                                                  =============      =============

See notes to consolidated financial statements

                                    PERMANENT BANCORP, INC. AND SUBSIDIARY
                                           PERMANENT BANCORP, INC.

                                      CONSOLIDATED STATEMENTS OF INCOME

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         DECEMBER 31,                     DECEMBER 31,
                                                 ----------------------------     ---------------------------
                                                    1999             1998             1999            1998
                                                 -----------      -----------     -----------     -----------
INTEREST INCOME:
   Loans                                         $ 6,467,761      $ 6,039,411     $19,127,848     $16,306,600
   Securities                                      1,922,246        2,304,766       5,658,324       7,858,861
   Deposits                                           54,766           80,585         192,232         184,969
   Dividends on Federal Home Loan Bank stock         110,690          110,219         330,329         329,874
                                                 -----------      -----------     -----------     -----------
                                                   8,555,463        8,534,981      25,308,733      24,680,304
                                                 -----------      -----------     -----------     -----------
INTEREST EXPENSE:
   Deposits                                        3,814,128        3,794,787      11,254,845      11,214,919
   Federal Home Loan Bank advances                 1,380,484        1,258,381       3,896,958       3,739,659
   Long-term borrowings                               56,384           69,800         161,878          99,174
   Short-term borrowings                              19,262                           33,636
                                                 -----------      -----------     -----------     -----------
                                                   5,270,258        5,122,968      15,347,317      15,053,752
                                                 -----------      -----------     -----------     -----------
NET INTEREST INCOME                                3,285,205        3,412,013       9,961,416       9,626,552
PROVISION FOR LOAN LOSSES                             66,000           75,000         217,000         225,000
                                                 -----------      -----------     -----------     -----------
NET INTEREST INCOME AFTER LOAN LOSS
   PROVISION                                       3,219,205        3,337,013       9,744,416       9,401,552
                                                 -----------      -----------     -----------     -----------
OTHER INCOME:
   Service charges                                   489,294          473,861       1,344,787       1,107,725
   Gain on sale of loans                              12,373           90,974         100,245         148,790
   Commissions                                       145,734          139,906         504,383         443,726
   Gain on sale of securities                                          53,057                         206,018
   Other                                              51,657          181,331         324,903         352,465
                                                 -----------      -----------     -----------     -----------
                                                     699,058          939,129       2,274,318       2,258,724
                                                 -----------      -----------     -----------     -----------
OTHER EXPENSE:
   Salaries and employee benefits                  1,823,874        1,497,043       4,765,168       4,251,555
   Deposit insurance assessments                      67,313           67,896         199,479         202,849
   Occupancy                                         293,464          272,181         864,447         753,532
   Equipment                                         201,561          201,774         603,506         557,741
   Computer service                                  192,714          183,585         581,944         506,236
   Advertising                                        99,178          105,415         316,579         355,861
   Postage and office supplies                       109,508          114,545         323,691         344,764
   Other                                             575,732          456,666       1,631,449       1,088,607
   Merger related                                    582,448                          582,448
                                                 -----------      -----------     -----------     -----------
                                                   3,945,792        2,899,105       9,868,711       8,061,145
                                                 -----------      -----------     -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES                    (27,529)       1,377,037       2,150,023       3,599,131
INCOME TAX PROVISION                                  67,653          514,588         711,546       1,423,475
                                                 -----------      -----------     -----------     -----------
NET (LOSS) INCOME                                ($   95,182)     $   862,449     $ 1,438,477     $ 2,175,656
                                                 ===========      ===========     ===========     ===========

EARNINGS (LOSS) PER SHARE OF COMMON STOCK
   Basic                                         ($     0.02)     $      0.22     $      0.37     $      0.54
   Diluted                                       ($     0.02)     $      0.21     $      0.35     $      0.51
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                           3,949,535        4,049,286       3,912,382       3,994,297
   Diluted                                         3,949,535        4,298,978       4,102,525       4,235,915

See notes to consolidated financial statements

                                         PERMANENT BANCORP, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                         Nine Months Ended December 31,
                                                                        --------------------------------
                                                                          1999                  1998
                                                                        -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $   1,438,477      $   2,175,656
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                          424,246            384,691
        Amortization and accretion                                            700,152            789,394
        Vesting of restricted stock awards                                    166,216
        Provisions for loan and real estate owned losses                      269,621             28,376
        Income (loss) recognized using equity method                           84,800            (51,998)
        (Gain) on sale of securities and mortgage-backed securities             4,920           (206,018)
        (Gain) on sale of loans                                              (100,245)          (153,938)
        (Gain) on sale of bank premises                                         (63,288)
        on sale of real estate owned                                          (25,124)           (47,223)
        ESOP shares earned                                                    189,496            273,036
   Proceeds from the sales of loans                                         7,878,013          9,450,468
   Origination of loans for resale                                         (7,777,768)        (8,997,320)
   Changes in assets and liabilities:
     Other investments                                                            784           (573,096)
     Interest receivable                                                      489,123             25,515
     Other assets                                                          (2,275,094)        (7,449,135)
     Interest payable                                                         186,828            167,769
     Other liabilities                                                     (2,898,710)        (4,813,497)
                                                                        -------------      -------------
   Net cash used in operating activities                                   (1,307,553)        (8,997,320)
                                                                        -------------      -------------

(Continued to next page)

                                        PERMANENT BANCORP, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                              (UNAUDITED)

                                                                         Nine Months Ended December 31,
                                                                        --------------------------------
                                                                             1999              1998
                                                                        -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash acquired through branch acquisitions                                                  26,872,394
   Loans originated                                                       (111,349,172)     (119,389,189)
   Loan principal repayments                                              106,513,904         84,915,478
   Proceeds from:
      Maturities of:
          Securities available for sale                                                      104,051,465
          Other investments                                                 1,008,477
          Securities held to maturity                                      25,820,000
      Sales of:
          Securities available for sale                                                       38,637,869
          Office properties, equipment and land                               163,758
          Real estate owned                                                   203,410            125,473
      Purchases of:
          Securities and mortgage-backed securities
            available for sale                                            (14,094,882)      (106,725,270)
          Securities held to maturity                                                         (5,909,080)
          Equity Investments                                                   (9,375)
          Loans                                                            (6,500,712)        (7,871,080)
          Commercial paper                                                (18,338,597)
          Real Estate Owned                                                   (90,000)
          FHLB Stock                                                          (61,500)
          Office properties, equipment and land                            (1,554,682)          (734,596)
   Payments on mortgage-backed securities                                  13,130,283         24,852,862
   Increase in cash surrender value of life insurance                        (126,944)          (656,939)
   Dividends received on equity investments                                    55,356
                                                                        -------------      -------------
   Net cash provided by (used in) investing activities                     (5,230,676)        38,169,387
                                                                        -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                            (796,248)          (704,318)
   Net change in deposits                                                  (1,399,421)       (15,241,633)
   Receipts from FHLB advances                                             99,300,000         95,000,000
   Payments on FHLB advances                                              (90,007,002)       (95,322,711)
   Principal repayment of ESOP borrowing                                      178,538            178,538
   Advance payments by borrowers for taxes and insurance                     (448,265)          (426,526)
   Net change in long-term debt                                                                3,000,000
   Purchase of treasury stock                                                (683,886)        (4,163,316)
   Sale of common stock                                                     1,907,200            105,320
                                                                        -------------      -------------
   Net cash provided by (used in) financing activities                      8,050,916        (17,574,646)
                                                                        -------------      -------------

(Continued to next page)

                                        PERMANENT BANCORP, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                              (UNAUDITED)

                                                                         Nine Months Ended December 31,
                                                                        --------------------------------
                                                                          1999                  1998
                                                                        -------------      -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        1,512,687         11,597,421
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           13,952,410          6,082,859
                                                                        -------------      -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  15,465,097      $  17,680,280
                                                                        =============      =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest                                                        $  15,160,489      $  14,885,983
        Income taxes                                                          450,000            993,000

   Noncash transactions:
        Transfers from loans to real estate owned                             149,310            150,901






See notes to consolidated financial statements.

                             PERMANENT BANCORP, INC.
                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Permanent Bancorp, Inc. (the "Company") and Permanent Bank (formerly Permanent Federal Savings Bank), its wholly owned subsidiary (the "Bank"). All significant intercompany accounts and transactions have been eliminated. These consolidated interim financial statements at December 31, 1999 and for the three and nine month periods ended December 31, 1999 and 1998 have not been examined by independent auditors but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods.

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

2. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130, "COMPREHENSIVE INCOME" - This statement requires that changes in the amounts of certain items including foreign currency translation adjustments and unrealized gains and losses on certain securities be shown in the annual and quarterly financial statements.

The following is a summary of the Company's total comprehensive income for the interim three month and nine month periods ended December 31, 1999 and 1998 under FAS 130:

                                                       Three Months Ended               Nine Months Ended
                                                           December 31,                     December 31,
                                                  ----------------------------      ----------------------------
                                                     1999             1998             1999              1998
                                                  -----------      -----------      -----------      -----------
Net income (loss)                                 ($   95,182)     $   862,449      $ 1,438,477      $ 2,175,656
Other comprehensive income, net of tax:

     Unrealized gains (losses) on securities:
          Unrealized holding gains (losses)
          arising during period                    (2,164,168)        (416,612)      (3,418,678)         184,677
     Reclassification adjustment for (gains)
          losses included in net income                  --            (32,041)            --           (124,414)
                                                  -----------      -----------      -----------      -----------
Other comprehensive income                         (2,164,168)        (384,571)      (3,418,378)          60,263
                                                  -----------      -----------      -----------      -----------
COMPREHENSIVE INCOME                              ($2,259,350)     $   477,878      ($1,980,201)     $ 2,235,919
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

                                       Three Months Ended           Nine Months Ended
                                           December 31,                December 31,
                                     -----------------------     -----------------------
                                       1999          1998           1999         1998
                                     ---------     ---------     ---------     ---------
Basic average common shares          3,949,535     4,049,286     3,912,382     3,994,297
Dilutive effect of stock options (1)                 249,692       190,143       241,618
                                     ---------     ---------     ---------     ---------
Diluted average common shares (1)    3,949,535     4,298,978     4,102,525     4,235,915
                                     =========     =========     =========     =========

     (1) The  impact of stock  options is not  included  for the  quarter  ended
         December 31, 1999 since the effect would be anti-dilutive. Diluted earnings per share is calculated using the basic average common shares outstanding.

4. SEGMENT REPORTING - The Company has determined that it operates a single segment which is community banking in Southwestern Indiana. At December 31, 1999 and March 31, 1999, the Bank had assets of approximately $498.9 million and $493.7 million, or substantially all of consolidated assets at these dates. Net income of the Bank for the nine months ended December 31, 1999 and 1998 was $2,344,000 and $2,321,000 or 163% and 107% of consolidated net income. Net income of the Bank for the quarters ended 1999 and 1998 was $669,000 and $931,000, respectively. Substantially all of net interest income for the nine and three month periods ended December 31, 1999 and 1998 was produced by the Bank.

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

In conjunction with this refinancing, the Company also obtained a one year, $1 million revolving line of credit which is also secured by the Bank stock and has an interest rate of LIBOR plus 160 basis points. The Company has not utilized this credit facility

The terms of the merger agreement described below require the Company to repay the entire $3 million credit facility prior to the effective date of the merger. In addition, under the terms of the merger agreement the Company cannot utilize the $1 million line of credit facility.

7. MERGER AGREEMENT - On December 20, 1999, the Company announced an agreement to merge with Old National Bancorp, Inc. in a stock for stock transaction valued at approximately $92 million.

The agreement calls for a fixed price with the exchange ratio to be based on the price of Old National stock at the time of the closing subject to adjustment. The agreement provides for adjustments in the exchange ratio and the renegotiation of the agreement under certain conditions. The following is a description of the provisions of the agreement related to the exchange ratio. Old National share prices have been adjusted from the original agreement to reflect the 5% stock dividend payable to its shareholders of record on January 6, 2000.

o The assumed number of Permanent shares and vested options to be exchanged in the transaction is approximately 4,432,742. At a total purchase price of $92 million, this equates to a projected price per Permanent share/option of approximately $20.75.

o If the share price of Old National at the time of closing is between $26.60 and $34.20, the number of shares of Old National stock payable to Permanent shareholders would be derived by dividing $92 million by the Old National share price. Assuming the $20.75 value above, the exchange ratio per Permanent share would range between a low of .6069 shares of Old National at an Old National price of $34.20 to a high of .7802 shares at an Old National price of $26.60.

o If the share price of Old National is less than $26.60, the exchange ratio will be fixed at .7802 and the value of the transaction will be less than $92 million. However, if the share price of Old National is less than $24.70, Permanent may terminate the agreement if Old National elects not to increase the transaction value to $85.4 million.

o If the share price of Old National is greater than $34.20, the exchange ratio will be fixed at .6069 and the value of the transaction will be greater than $92 million. If the share price of Old National is greater than $36.10, Old National may request to renegotiate the exchange ratio and if the parties are unable to agree to a new exchange ratio, Old National may terminate the agreement.

This merger, which requires both regulatory and shareholder approval, is expected to be completed in the quarter ending September 30, 2000.

The Company has in conjunction with the merger retained the services of qualified professionals to advise it on merger related matters. Included in operating results for the quarter ended December 31, 1999 are approximately $425,000 of expenses related to these services. The Company anticipates that additional expenses of approximately $800,000 for professional fees related to the merger will be incurred.

In addition, during the quarter ended December 31, 1999, the Company vested all shares of stock held under the Recognition and Retention Plan (RRP) which resulted in a pre-tax charge to earnings of approximately $157,000.

Because of this pending merger, the employment contract of the Chairman of the Board and Chief Executive Officer of the Company, which was scheduled to terminate on March 31, 2000, was extended to the earlier of the completion of the merger or the end of the month following the termination of the merger agreement.

8. CHANGES IN PRESENTATION - Certain amounts and items appearing in the financial statements for the three and nine month periods ended December 31, 1998 have been reclassified to conform with December 31, 1999 presentation.

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

The Company does not undertake, and expressly disclaims any intent or obligation to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

YEAR 2000 ("Y2K")

To date the Company has not experienced any significant computer operating problems associated with passing from 1999 into 2000. In addition, the Company neither experienced environmental difficulties (those potential problems associated with the operation of elevators, security systems and heating and air conditioning) nor significant changes in its financial condition as a result of deposit withdrawals. The Company is unaware of any Y2K related problems occurring at any of its significant customers, the presence of which might have a material financial impact on the Company.

While the Company believes that Y2K problems would have manifested themselves, no assurance can be given that a Year 2000 related problem may subsequently be discovered which could have a material adverse effect on the Company's financial condition or results of operations.

QUARTER ENDED DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

NET INTEREST INCOME - Net interest income before provision for loan losses decreased by $127,000 or approximately 3.7% for the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998. This decrease is the result of the cost of interest-bearing liabilities increasing more rapidly than the rate on interest-earning assets. The weighted average yield on interest earning assets increased .25% whereas the weighted average cost of interest bearing liabilities increased .27% from the comparable quarter of the prior year. The factors that caused the decrease of net interest income are discussed below.

INTEREST INCOME - Total interest income for the three months ended December 31, 1999 increased $20,000, or approximately 0.2% from the three month period ended December 31, 1998. This increase was primarily a result of a .25% increase in the yield on earning assets as a result of generally higher interest rate levels in the current year compared to the prior year and the Company maintaining a greater percentage of its earning assets in higher yielding loans rather than in lower yielding securities. Offsetting this rate increase were slightly lower levels of average earning assets since the Company increased cash on hand in anticipation of a decrease in deposits because of Y2K concerns.

INTEREST EXPENSE - Total interest expense increased by $147,000 or approximately 2.9% during the three months ended December 31, 1999 compared to the three months ended December 31, 1998, as a result of an increase in the cost of interest-bearing liabilities of .27%. While deposit rates have generally increased from the comparable quarter of the prior year, local market conditions have also required the Company to pay premium rates to attract retail deposits. As a result, the Company has increased its utilization of the jumbo ($100,000+) certificate of deposit market which is a very rate sensitive market. In addition, many of the Company's FHLB advances contain provisions which allow the issuer the option to raise the rate. As rates have risen during the quarter ended December 31, 1999, the costs associated with these advances has increased as has the Company's reliance on this source of funding since, in many instances, FHLB advances remain an attractive alternative to retail deposits.

The Company's average long-term borrowings were $3.0 million for the quarter ended December 31, 1999 compared to approximately $3.8 million for the quarter ended December 31, 1998. As a result, interest expense on long-term borrowings decreased by $13,000 or approximately 19.2%.

OTHER INCOME - Total other income decreased by $240,000 during the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998. Significant components of this decrease include a $79,000 decrease in gains from the sale of loans, attributable to a depressed local residential lending market, and a $53,000 decrease in gains from the sale of securities and a $32,000 decrease in the earnings of an investment accounted for under the equity method, with the remainder attributable to non-recurring items recognized in the prior year.

OTHER EXPENSE - Total other expenses increased by approximately $1,047,000, or 36.1%, in the quarter ended December 31, 1999 compared to the comparable quarter of the prior year. Significant components of the increase include approximately $582,000 of expenses directly attributable to the Company's pending merger with Old National Bancorp, Inc. and a $327,000 increase in salaries and employee benefits, the majority of which is attributable to the exercise of stock options. In addition, other expenses increased by $119,000 or 26.1% from the comparable quarter of the prior year. Major components of this increase include amortization of the Bank's investment in an affordable housing project ($35,000), various expenses related to the formation and operation of the Bank's security management subsidiary ($54,000) and increased consultant fees ($24,000) primarily attributable to the outsourcing of the Company's internal audit function.

INCOME TAXES - Provisions for income taxes amounted to $68,000 for the quarter ended December 31, 1999 compared to $515,000 for the quarter ended December 31, 1998.

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1998.

NET INTEREST INCOME - Net interest income before provision for loan losses increased by $335,000 or 3.5% for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998. The increase is primarily the result of interest revenues and interest expenses associated with the assets and liabilities of the acquired NBD branch offices being consolidated for nine months in the current year compared to six months in the prior year.

Offsetting the increase in net interest income caused by this factor is an increase in interest expense related to long-term borrowing since this borrowing occurred in August 1998 and is therefore included for nine months in the current year compared to four months in the prior year.

INTEREST INCOME - Total interest income for the nine months ended December 31, 1999 increased $628,000, or 2.5% , from the nine month period ended December 31, 1998. This increase is primarily attributable to a larger asset base in the current year because of the previously noted branch acquisition which was, however, partially offset by a decrease in earning asset yield of .05%. Asset yield decreased because of the intense competitive environment for quality loans and the fact that many of the Company's securities had "call" provisions which were exercised as rates fell, principally in the first quarter of the current fiscal year.

INTEREST EXPENSE - Total interest expense increased by $294,000, or 2.0%, during the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998. This increase is primarily due to a larger deposit base due to the branch acquisition described above. In addition, interest expense associated with long-term borrowing increased by $63,000 for the nine months ended December 31, 1999 compared to the prior year since this debt was incurred in August 1998 and was therefore outstanding for only four months in the prior year. Offsetting these increases is a decrease in the overall costs of deposits and other liabilities of .03% from the prior year.

OTHER INCOME - Total other income increased $16,000, or .7%, in the nine month period ending December 31, 1999 compared to the comparable period of the prior year. Service charges increased $237,000, or 21.4%, compared to the prior year as a result of higher fee levels and the deposits which were acquired in the branch acquisition described above being subject to service charge assessment for nine months in the current year compared to six months in the prior year. Offsetting the service charge increase was a $49,000 decrease in gains on the sale of loans, attributable to a depressed local residential real estate market, and a $206,000 decrease in gains on the sale of securities. Commissions increased by $61,000, or 13.7%, from the prior year as the Company has aggressively marketed its brokerage services and the stock market has been generally favorable to investors.

OTHER EXPENSE - Other expense increased by $1.8 million, or 22.4%, from the prior year. Significant components of the increase include $582,000 of expenses related to the Company's pending merger with Old National Bancorp, Inc., and a $514,000 increase in salary and employee benefit expense, the majority of which is attributable to the exercise of stock options. Increases in occupancy ($111,000), equipment ($46,000) and computer service expenses ($76,000) are attributable to branches acquired in 1998. Expenses of these branches are consolidated for the entire nine months ended December 31, 1999, but only for six months for the comparable period of the prior year. Miscellaneous other expenses increased $543,000 or 49.8%, from the comparable period of the prior year. Major components of this increase include increased amortization of deposit premiums associated with the June 1998 branch purchase ($159,000), increased amortization of the Bank's investment in a affordable housing project ($98,000), increased consulting expenses ($54,000) as a result of the Company outsourcing its internal audit function, and increased expenses ($103,000) related to the start-up and operation of the Company's security custody management subsidiary.

INCOME TAXES - Provisions for income taxes were $712,000, or 33.1% of income before taxes during the nine months ended December 31, 1999. During the nine month period ended December 31, 1998 the Company recorded a provision for income taxes of $1,423,000 or 39.6% of income before taxes. The decrease in the effective tax rate is the result of a managerial and geographical reorganization of the Company's securities function and utilization of tax credit opportunities.

FINANCIAL CONDITION AT DECEMBER 31, 1999 COMPARED TO MARCH 31, 1999

The Company's total assets at December 31, 1999 were $497.2 million representing an increase of $4.8 million, or approximately 1.0%, from March 31, 1999. Securities decreased by $5.6 million to $118.6 million at December 31, 1999 from $124.2 million at March 31, 1999 as the Company invested a higher percentage of its resources in higher yielding loans. Net loans increased by $7.7 million to $328.7 million at December 31, 1999 compared to $321 million at March 31, 1999. Loan growth was primarily in the consumer and commercial loan areas. Cash and cash equivalents increased by $1.5 million from March 31, 1999 as the Company increased its liquid assets as part of its Y2K readiness plan.

Office properties and equipment increased by approximately $1 million primarily because the Company constructed a new branch banking facility on Evansville's east side.

Non-performing assets were $1.1 million at December 31, 1999 and $1.2 million at March 31, 1999. As of December 31, 1999, the Bank's loan loss allowance was $2.3 million. Although no assurance can be provided, management believes this amount to be sufficient based upon historical averages and anticipated trends. Based on management's analysis of classified and non-performing assets, loss histories and other quantitative and qualitative factors, the allowance for loan losses (presented below in tabular form) was deemed by management to be adequate at December 31, 1999. The Bank conducts an on-going review of its loan portfolio for potential problems in conjunction with its analysis of the adequacy of the loss allowance.

                                                   1999                1998
                                                -----------         -----------
Balance, April 1                                $ 2,706,408         $ 1,973,410
Provision for loan losses                           217,000             225,000
Acquired in branch acquisition                                          760,000
Net charge offs                                    (600,163)           (196,624)
                                                -----------         -----------
Balance, December 31                            $ 2,323,245         $ 2,761,786
                                                ===========         ===========

Federal Home Loan Bank advances increased by $9.3 million to $105.8 million at December 31, 1999 compared to $96.5 million at March 31, 1999. The Company has in the past and anticipates continuing to utilize advances in its funding strategy since the cost of advances can be lower than the cost of acquiring or retaining deposits. Deposits decreased by $1.4 million to $343.9 million at December 31, 1999 compared to $345.3 million at March 31, 1999 as the Company has elected to fund asset growth with advances and certificates of deposits greater than $100,000 as rates on these sources have been attractive compared to premium retail deposit rates being offered in the local market. Certificates of deposit greater than $100,000 amounted to $44.8 million at December 31, 1999 compared to $30 million at March 31, 1999.

Other liabilities decreased because of the tax effects of a decrease in the market value of securities available for sale and the exercise of nonqualified stock options by directors.

Total stockholders' equity was $40.5 million at December 31, 1999 compared to $40.9 million at March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES - The standard measure of liquidity for the thrift industry is the ratio of cash and eligible investments to a certain percentage of borrowings due within one year and net withdrawable deposit accounts. The minimum required level is currently set by OTS regulation at 4%. At December 31, 1999, the Bank's liquidity ratio was 33%. Historically, the Bank has maintained its liquid assets which qualify for purposes of the OTS liquidity regulations above the minimum requirements imposed by such regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt, and potential deposit outflows. Cash flow projections are periodically reviewed to assure that adequate liquidity is maintained. Cash for these purposes is generated through the maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds while deposit flows are influenced significantly by the level of interest rates and general money market conditions.

Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At December 31, 1999, the Bank had $105.8 million in such borrowings. As of that date, the Bank had commitments to fund loans of approximately $28.7 million (which includes unfunded lines and letters of credit of approximately $25.3 million). In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

The  following  table  sets  forth  the  Bank's   compliance  with  its  capital
requirements at December 31, 1999.

                                         Amount                     Percent (*)
                                        --------                    -----------
Core Capital:
     Capital level                     $34,736,000                      7.05%
     Requirement                        19,703,000                      4.00%
                                        ----------                     -----
     Excess                            $15,033,000                      3.05%
                                       ===========                     =====

Risk-Based Capital:
     Capital level                     $37,019,000                     13.35%
     Requirement                        22,185,000                      8.00%
                                        ----------                     -----
     Excess                            $14,834,000                      5.35%
                                       ===========                     =====



(*) Core capital is computed as a percentage of adjusted total assets of $492,582,000. Risk-based capital is computed as a percentage of risk-weighted assets of $277,315,000.

SUPPLEMENTAL DATA
                                                                       Three Months Ended                 Nine Months Ended
                                                                          December 31,                       December 31,
                                                                      ---------------------               ------------------
                                                                      1999             1998               1999          1998
                                                                      ----             ----               ----          ----
Weighted average interest rate earned on
   total interest-earning assets                                      7.60%            7.35%              7.34%         7.39%

Weighted average cost of total
   interest-bearing liabilities                                       4.77             4.50               4.67          4.70

Interest rate spread during period                                    2.83             2.85               2.67          2.69

Net yield on interest-earning assets
   (net interest income divided by average
   interest-earning assets on annualized basis)                       2.84             2.94               2.83          2.88

Total interest income divided by average
   total assets (on annualized basis)                                 6.66             6.73               6.72          6.81

Total interest expense divided by
   average total assets (on annualized basis)                         4.20             4.07               4.08          4.15

Net interest income divided by average
   total assets (on annualized basis)                                 2.42             2.66               2.59          2.66

Return on assets (net income (loss) divided by
   average total assets on annualized basis)                         (0.07)            0.68               0.38          0.60

Return on equity (net income (loss) divided by
   average total equity on annualized basis)                         (0.63)            8.49               4.61          6.94

Interest rate spread at end of period                                 2.78             2.94               2.78          2.94

                                                                Data as of
                                                         December 31,   March 31,
                                                            1999          1999
                                                           ------        ------
                                                         (IN THOUSANDS, EXCEPT %)

NONPERFORMING ASSETS:

Loans:  Non-accrual                                        $  745        $  818
             Restructured                                       0             0
                                                           ------        ------
Total nonperforming loans                                     745           818
             Real estate owned, net                           114           112
             Other repossessed assets, net                    207           236
                                                           ------        ------
Total Nonperforming Assets                                 $1,066        $1,166
                                                           ======        ======


Nonperforming assets divided by total assets                  .21%          .24%
Nonperforming loans divided by total loans                    .23%          .25%
Balance in Allowance for Loan Losses                       $2,323        $2,706

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

The Company has determined that, as of December 31, 1999, there has been no material change in prepayment assumptions or the estimated sensitivity of the Company's MVPE to parallel yield curve shifts in comparison to the disclosures set forth in the Company's 1999 annual report to shareholders.

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

           None

ITEM 3.    Defaults Upon Senior Securities

           None

ITEM 4.    Submission of Matters to a vote of Security Holders
           ---------------------------------------------------
           None

ITEM 5.    Other Information

           None

ITEM 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           (a) Exhibits

ITEM 10. Material Contracts: Amendment dated December 20, 1999 to the Employment Agreement dated October 6, 1998 between the Company and Donald P. Weinzapfel, Chairman of the Board and Chief Executive Officer.

           (b) Reports on Form 8-K

           A Form 8-K was filed on December 20, 1999, with the Securities and Exchange Commission regarding an announcement on December 17, 1999 that the Company was in negotiations that could lead to a stock for stock merger transaction and an announcement on December 20, 1999 that the Company had agreed to merge with Old National Bancorp, Inc. in an all stock transaction valued at approximately $92 million.

           A Form 8-K was filed on December 23. 1999 with the Securities and Exchange Commission regarding the declaration of a quarterly cash dividend.

           A Form 8-K was filed on February 1, 2000 with the Securities and Exchange Commission regarding a joint press release issued by the Company and Old National Bancorp, Inc. on February 1, 2000 clarifying the terms of the merger agreement announced on December 20, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PERMANENT BANCORP, INC.


Date:  February 14, 2000          By /s/  Donald P. Weinzapfel
       -----------------             -------------------------
                                     Donald P. Weinzapfel,
                                     Chairman of the Board
                                     Chief Executive Officer
                                     (Principal Executive Officer)

Date:  February 14, 2000          By  /s/ Robert A. Cern
       -----------------             -------------------
                                     Robert A. Cern
                                     Chief Financial Officer and Secretary
                                     (Principal Financial Accounting Officer)