Form 10-K
period 2000-03-31
PERMANENT BANCORP INC
filed 2000-06-16
CIK 916604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended March 31, 2000

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from               to
                                    --------------   ---------------

                         Commission file number 0-23370

                             PERMANENT BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                  35-1908797
 -------------------------------          ----------------------------------
 (State or other jurisdiction of          (IRS. Employer Identification No.)
  incorporation or organization)


101 Southeast Third Street, Evansville, Indiana             47708
-----------------------------------------------         -------------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (812) 437-2265
                                                     --------------

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None


           Securities Registered Pursuant to Section 12(g) of the Act:


                     Common Stock, par value $.01 per share
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES X . NO    .
                                      ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the NASDAQ National Market System as of June 12, 2000, was $66,417,312. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of June 15, 2000, there were issued and outstanding 4,207,100 shares of the Registrant's Common Stock.

                                     PART I
                                     ------

Item 1.  Business
-----------------

General


     Permanent Bancorp, Inc. (the "Company"), a Delaware corporation, was organized in December 1993 as a savings and loan holding company for Permanent Bank (the "Bank") in connection with the Bank's conversion from a mutual to a stock form of ownership which was completed on March 31, 1994 (the "Conversion"). Permanent Bank, the predecessor of which was originally organized in 1885, is a federally chartered savings bank headquartered in Evansville, Indiana. The Bank's deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (the "FDIC"). Through its main office and network of thirteen branch offices, the Company serves Vanderburgh, Gibson, Warrick, Posey and Dubois Counties, Indiana. At March 31, 2000, the Company had total assets of $492 million, deposits of $355.8 million, and total stockholders' equity of $41.4 million (8.42% of total assets).

     Permanent Bank has been a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and local governmental units and uses these deposits, together with borrowings and other funds, primarily to originate one- to four-family residential mortgage loans as well as loans secured by multi-family and commercial real estate, automobile and other consumer loans. To a lesser extent, the Bank also originates a limited number of construction and commercial business loans. The Bank also invests in mortgage-backed and other securities. See "Lending Activities" and "Investment Activities."

     Through its service corporation, Perma Service Corp., the Bank also offers various types of insurance products and provides brokerage services. See "Subsidiary Activities."

     In December 1999 the Company announced its intention to merge with Old National Bancorp which is also headquartered in Evansville, Indiana. The merger, which is subject to shareholder and regulatory approval, is expected to be completed during the quarter ending September 30, 2000. A description of the terms of the proposed merger can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of this report.

     The executive office of the Company is located at 101 Southeast Third Street, Evansville, Indiana 47708. Its telephone number at that address is (812) 437-2265.

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

     These forward-looking statements include statements with respect to the Company's beliefs, expectations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, many of which are beyond the Company's control. Those risks and uncertainties could cause the Company's financial performance to differ materially from expectations, estimates, and intentions expressed in such forward-looking statements.

     The Company does not undertake, and expressly disclaims any intent or obligation, to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Lending Activities

     General. Historically, the Bank originated fixed-rate, one- to four-family
     -------
mortgage loans. In the early 1980s, however, the Bank began to also originate, subject to market conditions, adjustable-rate mortgage ("ARM") loans for retention in its portfolio. At March 31, 2000, 69.8% of the Bank's total loan portfolio was fixed-rate and 30.2% was adjustable-rate. The Bank's adjustable-rate loan portfolio as a percentage of the total loan portfolio has increased from 26% at March 31, 1996. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in Part II, Item 7 of this report.

     The Bank focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied, one-to four-family residences as well as multi-family and commercial real estate loans, automobile and other consumer loans. To a lesser extent, the Bank also originates a limited number of construction and commercial business loans. At March 31, 2000, the Bank's total loan portfolio, including commercial paper, totaled $329.6 million, of which $172 million, or 52.2%, were one- to four-family mortgage loans. At the same date, consumer loans (including indirect and direct automobile loans) totaled $86.1 million, or 26.1%, multi-family and commercial real estate loans totaled $45.6 million, or 13.8%, construction loans totaled $6.0 million, or 1.8%, and there was $4.0 million of commercial paper, representing 1.2% of the loan portfolio. Other business loans totaled $15.9 million or 4.9% of the loan portfolio.

     The Bank also invests in mortgage-backed securities. At March 31, 2000, the fair value of mortgage-backed securities totaled $49.2 million, or 10% of total assets. See "Investment Activities -- Mortgage-Backed Securities."

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

     The Bank's loans-to-one-borrower limit is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At March 31, 2000, the maximum the Bank could have lent to any one borrower and the borrower's related entities was approximately $5.4 million. At March 31, 2000, the Bank had no loans with aggregate outstanding balances in excess of this amount.

     Management reserves the right to change its emphasis on the amount, or type of lending in which it engages to adjust to market or other factors.

     Portfolio Composition. The following table sets forth the composition of the Bank's loan and mortgage-backed securities portfolios (including loans held for sale) in dollar amounts and in percentages at the dates indicated.


                                                                           March 31,
                                       --------------------------------------------------------------------------
                                                 1996                      1997                     1998
(Dollars in Thousands)                           ----                      ----                     ----
Real Estate Loans:                      Amount       Percent       Amount      Percent       Amount      Percent
                                       --------     ---------     --------    ---------     ---------   ---------
 One- to four-family...............    $144,155      68.85%       $152,655     71.82%       $158,750     69.67%
 Multi-family......................      11,823       5.65           8,041      3.78           4,092      1.80
 Commercial real estate............       4,787       2.29           4,034      1.90           4,795      2.10
 Construction or development.......       2,700       1.29           1,888       .89           3,435      1.51
                                       --------     ---------     --------    ---------     ---------   ---------
     Total real estate loans.......    $163,465      78.08        $166,618     78.39        $171,072     75.08

Other Loans:
 Consumer Loans:
  Deposit account..................       1,148       0.55             940       .44             892      0.39
  Automobile.......................      31,056      14.83          31,394     14.77          31,436     13.80
  Home improvement.................       1,088       0.52           1,084       .51             839      0.37
  Retail mobile home loans.........       1,595       0.76           1,240       .58             935      0.41
  Home equity and other............       8,666       4.14          10,269      4.83           9,718      4.26
                                       --------     ---------     --------    ---------     ---------   ---------
     Total consumer loans..........      43,553      20.80          44,927     21.13          43,820     19.23
 Commercial business loans.........          57       0.03              52       .02           3,861      1.69
 Bankers' acceptances..............         299       0.14              --        --              --        --
 Commercial paper..................       1,997       0.95             979       .46           9,116      4.00
                                       --------     ---------     --------    ---------     ---------   ---------
     Total other loans.............      45,906      21.92          45,958     21.61          56,797     24.92
                                       --------     ---------     --------    ---------     ---------   ---------
     Total loans...................    $209,371     100.00%       $212,576    100.00%       $227,869    100.00%
                                       --------     =========     --------    =========     ---------   =========

Less:
 Loans in process..................          67                       (24)                       149
 Deferred fees and discounts.......         156                        284                       398
 Allowance for losses..............       2,238                      2,126                     1,973
                                       --------                   --------                  ---------
 Total loans ......................    $206,910                   $210,190                  $225,349
                                       ========                   ========                  =========

Mortgage-Backed Securities:
 FNMA..............................     $21,286      22.62%        $31,793      31.55%       $25,730     31.76%
 GNMA..............................      31,949      33.96          27,160      26.95         27,116     33.47
 FHLMC.............................      40,852      43.42          41,832      41.50         28,163     34.77
                                       --------     ---------     --------    ---------     ---------   ---------
    Total mortgage-backed
      securities...................      94,087     100.00%       100,785      100.00%       81,009     100.00%
                                                    =========                 =========                 =========

Net premiums and discounts.........          20                        448                       505
                                       --------                   --------                  ---------

Net mortgage-backed securities.....     $94,107                   $101,233                   $81,514
                                       ========                   ========                  =========

                                                                 March
                                           -------------------------------------------------
                                                    1999                       2000
                                                    ----                       ----
Real Estate Loans:                           Amount      Percent        Amount      Percent
                                           --------    -----------    --------    ----------
 One- to four-family...............        $171,250      52.84%       $171,960      52.17%
 Multi-family......................           4,838       1.49           1,627        .49
 Commercial real estate............          27,060       8.35          43,958      13.34
 Construction or development.......           8,208       2.53           6,030       1.83
                                           --------    -----------    --------    ----------
     Total real estate loans.......        $211,356      65.21        $223,575      67.83

Other Loans
  Consumer Loans:
  Deposit account..................             868        .27             392        .12
  Automobile.......................          56,779      17.52          57,320      17.39
  Home improvement.................             570        .18             434        .13
  Retail mobile home loans.........             724        .22             501        .15
  Home equity and other............          27,198       8.39          27,463       8.33
                                           --------    -----------    --------    ----------
     Total consumer loans..........          86,139      26.58          86,110      26.12
 Commercial business loans.........          17,328       5.35          15,965       4.84
 Bankers' acceptances..............             ---                        ---        ---
 Commercial paper..................           9,275       2.86           3,967       1.21
                                           --------    -----------    --------    ----------
  Total other loans.............            112,742      34.79         106,042      32.17
                                           --------    -----------    --------    ----------
     Total loans...................        $324,098      100.00%      $329,617      100.00%
                                           --------    ===========    --------    ==========

Less:
 Loans in process..................              52                         27
 Deferred fees and discounts.......             310                        207
 Allowance for losses..............          2 ,706                      2,232
                                           --------                   --------
 Total loans ......................        $321,030                   $327,151
                                           ========                   ========

Mortgage-Backed Securities:
 FNMA..............................         $17,464      32.09%        $18,016       36.80%
 GNMA..............................          20,105      36.94          15,289       31.22
 FHLMC.............................          16,858      30.97          15,661       31.98
                                           --------    -----------    --------    ----------
    Total mortgage-backed
      securities...................          54,427      100.00%        48,966      100.00%
                                                       ===========                ==========

Net premiums and discounts.........             422                        218
                                           --------                   --------

Net mortgage-backed securities.....         $54,849                    $49,184
                                           ========                   ========

   The following table sets forth the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.

                                                                                     March 31,
                                                    -------------------------------------------------------------------------
                                                             1996                      1997                     1998
(Dollars in Thousands)                                       ----                      ----                     ----
Fixed-Rate Loans:
-----------------
  Real estate:
                                                      Amount       Percent       Amount       Percent     Amount     Percent
                                                    -----------  ----------    ----------    ---------  ----------  ---------
      One- to four-family...................         $ 99,568      47.56%       $ 94,476       44.44%    $ 95,432     41.88%
      Multi-family..........................            3,271       1.56           2,687        1.26        2,346      1.03
      Commercial real estate.................           3,634       1.74           3,357        1.58        3,386      1.49
      Construction or development............           2,686       1.28           1,855         .87        3,423      1.50
                                                    -----------  ----------    ----------    ---------  ----------  ---------
         Total real estate loans.............         109,159      52.14         102,375       48.16      104,587     45.90


      Consumer...............................          43,405      20.73          44,450       20.91       42,324     18.57
      Commercial business....................              57       0.03              52         .02          581      0.25
      Bankers' acceptances...................             299       0.14             ---         ---          ---       ---
      Commercial paper.......................           1,997       0.95             979         .46        9,116      4.00
                                                    -----------  ----------    ----------    ---------  ----------  ---------
         Total fixed-rate loans..............         154,917      73.99         147,856       69.55      156,608     68.73
                                                    -----------  ----------    ----------    ---------  ----------  ---------

Adjustable-Rate Loans:
----------------------
  Real estate:
      One- to four-family....................          44,588      21.30          58,179       27.37       63,318     27.79
      Multi-family...........................           8,552       4.08           5,354        2.52        1,746      0.77
      Commercial real estate.................           1,153       0.55             677         .32        1,409      0.62
      Construction or development............              13       0.01              33         .02           12        01
                                                    -----------  ----------    ----------    ---------  ----------  ---------
         Total real estate loans.............          54,306      25.94          64,243       30.22       66,485     29.18
     Consumer................................             148       0.07             477         .22        1,496      0.66
     Commercial business.....................             ---        ---             ---         ---        3,280      1.44
                                                    -----------  ----------    ----------    ---------  ----------  ---------
         Total adjustable-rate
          loans..............................          54,454      26.01          64,720       30.45       71,261     31.27
                                                    -----------  ----------    ----------    ---------  ----------  ---------
         Total loans.........................         209,371     100.00%        212,576      100.00%     227,869    100.00%
                                                                 ==========                  =========              =========
Less:
-----
     Loans in process........................              67                        (24)                     149
     Deferred fees and discounts.............             156                        284                      398
     Allowance for loan losses...............           2,238                      2,126                    1,973
                                                    -----------                ----------               ----------
         Total loans and loans
          held for sale, net ................        $206,910                   $210,190                 $225,349
                                                    ===========                ==========               ==========

                                                                      March 31,
                                                    ----------------------------------------------
Fixed-Rate Loans:                                            1999                   2000
-----------------                                            ----                   ----
  Real estate:
                                                      Amount      Percent     Amount     Percent
                                                    ----------   ---------  ---------- -----------
      One- to four-family...................         $110,140      33.98%     102,585     31.12%
      Multi-family..........................            3,396       1.05          259       .08
      Commercial real estate.................          17,054       5.26       33,589     10.19
      Construction or development............           8,196       2.53        6,019      1.83
                                                    ----------   ---------  ---------- -----------
         Total real estate loans.............         138,786      42.82      142,452     43.22


      Consumer...............................          76,132      23.49       73,873     22.41
      Commercial business....................          17,203       5.31       9,733       2.95
      Bankers' acceptances...................             ---        ---         ---        ---
      Commercial paper.......................           9,275       2.86       3,967       1.21
                                                    ----------   ---------  ---------- -----------
         Total fixed-rate loans..............         241,396      74.49     230,025      69.79
                                                    ----------   ---------  ---------- -----------

Adjustable-Rate Loans:
----------------------
  Real estate:
      One- to four-family....................          61,110      18.86      69,375      21.05
      Multi-family...........................           1,442       0.44       1,368        .42
      Commercial real estate.................          10,006       3.09      10,369       3.15
      Construction or development............              12        ---          11        ---
                                                    ----------   ---------  ---------- -----------
         Total real estate loans.............          72,570      22.39      81,123      24.61
     Consumer................................           9,995       3.08      12,237       3.71
     Commercial business.....................             125       0.04       6,232       1.89
                                                    ----------   ---------  ---------- -----------
         Total adjustable-rate
          loans..............................          82,690      25.51      99,592      30.21
                                                    ----------   ---------  ---------- -----------
         Total loans.........................         324,086     100.00%    329,617     100.00%
                                                                 =========             ===========

Less:
-----
     Loans in process........................              52                      28
     Deferred fees and discounts.............             310                     212
     Allowance for loan losses...............           2,706                   2,232
                                                    ----------              ----------
         Total loans and loans
          held for sale, net ................        $321,018                $327,145
                                                    ==========              ==========

     The following table sets forth the maturities of the Bank's loan portfolio (excluding commercial paper) at March 31, 2000. Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table reflects scheduled principal amortization, but does not reflect possible prepayments or enforcement of due-on-sale clauses.


                                                      Real Estate
                      ---------------------------------------------------------------------------
                                                      Multi-family
                                                          and
                                                       Commercial               Construction
                        One- to four-family           Real Estate              or Development
                      ----------------------          -----------              --------------
                                     Average                  Average                    Average
                      Amount          Rate        Amount        Rate        Amount         Rate
                      ------         -------      ------      -------       ------       -------
                                                (Dollars in Thousands)
 Due During Years
 Ending March 31,
-----------------

     2001(1)         $ 10,725        7.73%      $  5,612       8.93%        $ 3,819       8.25%
   2002 to 2005        16,888        7.13         25,678       9.35             856       9.12
   2006 to 2010        79,548        7.36          7,046       7.84             144       8.08
   2011 to 2020        53,549        7.15          6,240       8.12           1,211       7.50
  2020 and over        11,250        7.28          1,009       7.78             ---        ---
                     --------                   --------                    -------
      Total          $171,960                   $ 45,585                    $ 6,030
                     ========                   ========                    =======


                                                     Commercial
                           Consumer                   Business                   Total
                           --------                  ----------                  -----
                                   Average                   Average                   Average
                      Amount         Rate       Amount        Rate         Amount       Rate
                      ------       -------      ------       -------       ------      -------
                                               (Dollars in Thousands)
 Due During Years
 Ending March 31,
-----------------

     2001(1)        $ 14,331       10.40%      $ 3,390         9.61%      $ 37,877      9.14%
   2002 to 2005       61,525        8.51         8,764         8.89        113,711      8.53
   2006 to 2010        7,487        9.79         3,039         7.27         97,264      7.58
   2011 to 2020        2,647       10.55           772         5.94         64,419      7.37
   2020 and over         120        9.10           ---          ---         12,379      7.34
                    --------                  --------                    --------
      Total         $ 86,110                  $ 15,965                    $325,650
                    ========                  ========                    ========



------------
(1) Includes demand loans, loans having no stated maturity and overdraft loans.

     The total amount of fixed interest rate loans due at March 31, 2000 was $230 million while the total amount of variable rate loans due as of that date was $99.6 million.

     One- to Four-Family Residential Mortgage Lending.
     -------------------------------------------------
     The Bank's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Bank's immediate market area. At March 31, 2000, the Bank had $172 million, or 52.2% of its loan portfolio invested in these loans.

     The Bank presently offers fixed-rate conventional mortgage loans, Federal Housing Administration ("FHA") Loans, Veterans Administration ("VA") loans, and ARM loans. During fiscal 1995, the Bank introduced a 10-year adjustable-rate loan which features an initial 10-year fixed-rate that converts to a one-year adjustable-rate loan upon expiration of the initial fixed-rate period. The Bank's origination of fixed-rate mortgage loans as compared to ARM loans is determined on an on-going basis and is based on changes in market interest rates and consumer preference. Recently many borrowers have opted for shorter-term 15-year fixed-rate mortgages or ten-year adjustable rate loans. Interest rates charged on fixed-rate loans are competitively priced according to local market conditions. The Bank's current policy is to sell all newly originated fixed-rate loans with terms 15 years or more which conform to the secondary market requirements as well as ARM loans converted to a fixed rate with a remaining term to maturity in excess of 15 years, and all FHA and VA loans. See "- Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities."

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

     The retention of ARM loans in the Bank's loan portfolio helps the Bank to manage its exposure to changes in the interest rates. There are, however, unquantifiable credit risks relating to such loans resulting from the potential of increased monthly principal and interest payments due to increasing rates which must be paid by the customer. It is possible that during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, the ARM loans originated by the Bank generally provide, as a marketing incentive to meet competitive conditions, for initial rates of interest below the rates which would apply were the adjustment index fully utilized when establishing the initial loan rates. These loans are subject to increased risk of default or delinquency due to this discounting. In addition, although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest rate sensitivity is limited by the periodic and lifetime interest rate adjustment limits and by the ability of borrowers to refinance their loans without penalty during periods of declining mortgage rates. Accordingly, there can be no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds.

     In underwriting residential real estate loans, the Bank evaluates the borrower's ability to make monthly payments, employment history, credit history and the value of the property securing the loan. Potential borrowers are qualified for fixed-rate loans based upon the initial or stated rate of the loan. Borrowers on one and three year adjustable-rate loans are currently qualified at an 8% rate or the fully-indexed rate after one year, whichever is higher. Borrowers on other adjustable-rate loans are qualified at the initial note rate.

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

     Mortgage-backed securities decreased $19.7 million in fiscal 1998, $26.7 million in fiscal 1999 and another $5.6 million in fiscal 2000. At March 31, 2000 the mortgage-backed security portfolio was $49.2 million. The portfolio has decreased during the last several years to fund growth in the consumer and commercial loan portfolios. Although such securities are generally held for investment, they can serve as collateral for FHLB borrowings. For information regarding the carrying and market values of Permanent Bank's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this report. See also "Investment Activities - Mortgage-Backed Securities."

     Consumer Lending. The Bank considers consumer lending an integral component
     ----------------
of its lending operations and has during recent years expanded its consumer loan portfolio particularly in the automobile and home lending areas. Consumer loans generally have shorter terms to maturity (thus reducing Permanent Bank's exposure to changes in interest rates) and historically have carried higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At March 31, 2000, the Bank's consumer loan portfolio totaled $86.1 million, or 26.1% of its loan portfolio. The chief component of such loans consists of indirect and direct automobile paper, accounting for $57.3 million, or 66.6%, of the consumer loan portfolio at March 31, 2000. Under applicable federal law, the Bank is authorized to invest up to 35% of its assets in consumer loans.

     Permanent Bank offers a variety of secured consumer loans, including automobile, boat, home equity, home improvement, mobile home loans, loans secured by savings deposits and other consumer collateral. The Bank also offers a limited amount of unsecured loans. The Bank generally originates consumer loans in its market area. Although it has not done so in recent years, the Bank may also purchase consumer loans, generally within its market area. Consumer loan terms vary according to the type of collateral and length of contract. Other than home equity lines of credit, the Bank's consumer loans generally have fixed rates of interest.

     The Bank is actively engaged in indirect dealer financing of automobiles. Such indirect dealer loans are originated through automobile dealers located in, or in counties contiguous to, the Bank's primary market area and underwritten by the Bank's lending staff in accordance with the Bank's general standards for underwriting consumer loans. These loans are originated at fixed interest rates and are typically for terms of up to six years. At March 31, 2000, indirect dealer loans totaled $48 million, or 55.7%, of the Bank's consumer loan portfolio.

     At March 31, 2000, $24.5 million of the Bank's consumer loans consisted of home equity loans, including home equity lines of credit. The home equity loans are typically collateralized by second mortgages on owner-occupied, single-family mortgage loans.

     The Bank has also purchased loans secured by mobile homes. Such loans were originated through a subsidiary of the Bank in association with two other savings institutions. The subsidiary created pools of mobile home loans it originated, and Permanent Bank and the other participating lenders each purchased a one-third interest in the pools. The Bank's mobile home loan portfolio as of March 31, 2000 was $501,000, or .10% of the Bank's loan portfolio.

     The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's credit history and an assessment of the ability to meet existing obligations and payments on the proposed loan. In addition, the stability of the applicant's monthly income from primary employment is considered during the underwriting process. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

     Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as checking account overdraft privilege loans, or are secured by rapidly depreciable assets, such as automobiles, mobile homes and recreational vehicles. In such cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment on the outstanding loan balance. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

     Multi-Family and Commercial Real Estate Lending. Over the past five years,
     ------------------------------------------------
an increasing percentage of the Bank's loan portfolio has been multi-family and commercial real estate loans made primarily in its lending area. The Bank has also purchased whole loan and participation interests in loans in Indiana, and to a lesser extent, in Kentucky, Tennessee and elsewhere. At March 31, 2000, the Bank had multi-family and commercial real estate loans totaling $45.6 million, representing 13.8% of its loan portfolio.

     The majority of the Bank's multi-family and commercial real estate loans are secured by apartment buildings, as well as other types of property, including nursing homes, office buildings, hotels and shopping centers.

     The table below sets forth by type of security property the Bank's multi-family and commercial real estate (including land) loans at March 31, 2000.



                                                                                                      Amount of
                                                                                Outstanding       Non-Performing
                                                             Number of           Principal         or Of Concern
                                                                Loans             Balance              Loans
                                                             ---------          -----------       --------------
                                                                          (Dollars in Thousands)

Apartment buildings....................................         15               $  5,899              $ ---
Churches ..............................................          6                  4,464                ---
Small business facilities and office
  buildings............................................         97                 23,858                ---
Hotel .................................................          4                 10,238                ---
Shopping centers.......................................          5                  1,126                ---
                                                             ---------          -----------       --------------
 Total commercial and multi-family
  real estate loans....................................        127                $45,585              $ ---
                                                             =========          ===========       ==============



     At March 31, 2000, the Bank had a total of 16 multi-family and commercial real estate loans with outstanding principal balances in excess of $1.0 million. Each of these loans was performing in accordance with its contractual terms.

     Multi-family and commercial real estate loans originated by the Bank generally have terms ranging from 5 to 20 years and up to 25 year amortization schedules. Rates on such loans generally either (i) adjust (subject, in some cases, to specified interest rate caps) at one, three or five year intervals to specified spreads over an index, (ii) float (subject, in some cases, to specified interest rate caps) with changes in a specified rate or (iii) carry fixed rates. Under the Bank's current loan policy, multi-family and commercial real estate loans (other than loans to facilitate) are written in amounts of up to 80% of the appraised value of the properties.

     Appraisals on properties securing multi-family and commercial real estate property loans originated by the Bank are performed by an independent appraiser approved by the Board of Directors prior to the time the loan is made. All appraisals on multi-family and commercial real estate loans are reviewed by the Bank's management for appropriateness. In addition, the Bank's underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships and income projections for the property. Historically, personal guarantees are generally obtained for the Bank's multi-family and commercial real estate loans. While the Bank continues to monitor multi-family and commercial real estate loans on a regular basis after origination, updated appraisals are not normally obtained after closing unless the Bank believes that there are questions regarding the collectibility of the loan or the value of the collateral.

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

     Construction or Development Lending. The Bank makes construction loans to
     ------------------------------------
individuals for the construction of their residences. The Bank generally requires that the borrower have a general contractor. The Bank also makes loans to builders for presold and speculative single-family construction purposes and a limited number of multi-family and commercial construction loans. At March 31, 2000, the Bank's construction loan portfolio totaled $6.0 or 1.8% of its total loan portfolio. As of that date, all of these loans were secured by property located within the Bank's market area.

     Construction loan terms to individuals are generally made under the ARM program with provisions for converting to a fixed-rate loan upon completion of the construction. Fixed-rate loans for construction purposes are limited to a maximum term of 15 years. During the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans except that the record of the builder is also considered.

     Construction loans to builders are written for a term of 18 months at a fixed rate of interest. Construction loans are obtained primarily through continued business from builders who have previously borrowed from the Bank, as well as referrals from existing customers. The application process includes a submission of detailed plans, specifications and costs of the project to be constructed. These items are also used as a basis for determining the appraised value of the security property. Loans are based on the lesser of the current appraised value or the cost of construction (land plus building). From time to time, the Bank has lent funds for the development and subdivision of lots, although the Bank had no such loans in its portfolio at March 31, 2000.

     Commercial Business Lending. Federally chartered savings institutions, such
     ----------------------------
as Permanent Bank, are authorized to make secured or unsecured loans and issue letters of credit for commercial, corporate, business and agricultural purposes and to engage in commercial leasing activities, up to a maximum of 10% of total assets.

     At March 31, 2000, Permanent Bank had $15.9 million in commercial business loans outstanding (representing 4.9% of the Bank's total loan portfolio). At March 31, 2000, Permanent Bank had $300,000 of standby letters of credit outstanding.

Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities

     The Bank originates real estate loans through marketing efforts, the Bank's existing customer base, walk-in customers and referrals from realtors and builders. The Bank originates both adjustable-rate and fixed-rate loans. Its ability to originate loans is dependent upon the relative market demand for fixed-rate or ARM loans, which is affected by the term structure (short-term compared to long-term) of interest rates, as well as the current and expected future level of interest rates and competition.

     During fiscal 2000, the Bank originated a total of $134.2 million in loans. Of the loans originated during the year, $33.9 million were one- to four-family real estate loans, $49 million were consumer loans, $38.6 million were commercial loans, and $12.7 million were construction loans.

     The Bank's current policy is to sell all conforming fixed-rate conventional loans that are originated or converted with terms of more than 15 years. Likewise, all FHA and VA loans are sold, irrespective of term. In contrast, all ARM loans, regardless of the term, are retained and other loans (generally non-conforming loans) are also retained in the Bank's portfolio. Servicing is retained on all loan sales, except for FHA and VA mortgage loans. During fiscal 1998, 1999 and 2000, the Bank sold $5.1 million, $12.7 million and $8.5 million of loans, respectively.

     With respect to the loans that the Bank sells, it is the policy of the Bank to sell current production of such loans as the loans are originated, unless it is determined to temporarily hold these loans until more favorable rates are available. However, it is the Bank's policy that in no event shall a loan continue to be held for sale if the price to be received on that loan drops below net 98 (98 cents on the dollar). In addition, the Bank's policy provides that any loan held for sale which bears a rate too high to sell in the secondary market without having to accept a discounted premium will continue to be held until such time as market conditions allow the loan to be sold without such a discount.

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

     The Bank occasionally purchases loans and loan participations for one- to four-family, multi-family and commercial real estate loans. Such loans had a carrying value of approximately $5.5 million, $14.3 million and $15.1 million at March 31, 1998, 1999 and 2000, respectively.

     The Bank has purchased mortgage-backed securities as a means of supplementing loan demand. In recent years, however, the Bank has elected to utilize the liquidation of its mortgage-backed portfolio to fund increasing demand for commercial and consumer loans.

     The Bank had commitments to make loans, including participations, of approximately $4.9 million, $23.4 million and $26.1 million (excluding undisbursed portions of loans in process) at March 31, 1998, 1999 and 2000, respectively. In addition, the Bank had approximately $100,000 and $106,000 in commitments to sell loans at March 31, 1998 and 1999, respectively. There were no loan sale commitments at March 31, 2000

     The amount of loans serviced by the Bank for others totaled $32.5 million, $36.3 million and $37.7 million at March 31, 1998, 1999 and 2000, respectively.

     The Bank generally earns servicing fees of 25 basis points for servicing loans for others. For the years ended March 31, 1998, 1999 and 2000 such fees amounted to approximately $84,000, $82,000 and $84,000, respectively.

     The following table sets forth the loan origination, purchase and repayment activities of the Bank for the periods indicated.



                                                                 1998        1999       2000
(Dollars in Thousands)                                         -------     -------     -------
Originations by type:
---------------------
  Real estate - one- to four-family......................      $39,373     $55,948     $33,905
              - multi-family.............................          ---         ---         ---
              - commercial real estate...................        3,144       4,308      19,629
              - construction.............................        3,634       3,943      12,733
  Non-real estate .......................................
                  -consumer..............................       24,829      76,933      48,962
                  -commercial business...................        5,192      27,676      18,961
                                                               -------     -------     -------
         Total loans originated .........................       76,172     168,808     134,190
                                                               -------     -------     -------

Purchases:
----------
  Real estate - one- to four-family......................       $  ---      $  ---      $6,479
              - multi-family.............................          ---         ---         ---
              - commercial real estate...................          ---         ---         ---
              - construction.............................          ---         ---         ---
  Non-real estate - consumer.............................          ---         ---         ---
              - commercial business......................          ---         ---         ---
              - commercial paper.........................       17,257      43,552      26,266
              - bankers' acceptances.....................          ---         ---         ---
                                                               -------     -------     -------
         Total loans purchased...........................       17,257      43,552      32,745
 Mortgage-backed securities..............................       18,485      20,919      11,005
                                                               -------     -------     -------
         Total purchases.................................       35,742      64,471      43,750
                                                               -------     -------     -------

Sales and Principal Repayments:
-------------------------------
Sales:
Real estate - adjustable-rate one- to four-family........       $  ---      $  ---      $  ---
   - fixed-rate one- to four-family......................        5,078      12,721       8,549
              - multi-family.............................          ---         ---         ---
              - commercial real estate...................          ---         ---         ---
              - construction.............................          ---         ---         ---
  Non-real estate - consumer.............................          ---         ---         ---
        - commercial business............................          ---         ---         ---
                                                               -------     -------     -------
         Total loans sold................................        5,078      12,721       8,549
  Mortgage-backed securities.............................       15,083      18,223         ---
                                                               -------     -------     -------
         Total sales.....................................       20,161      30,944       8,549
Principal repayments.....................................       97,399     187,707     172,473
                                                               -------     -------     -------
         Total reductions................................      117,560     218,651     181,022
Increase (decrease) in other items, net..................          ---         ---         ---
                                                               -------     -------     -------
         Net increase (decrease).........................      $(5,646)    $14,628     $(3,082)
                                                               =======     =======     =======

Asset Quality


     Loan Monitoring Procedures. When a borrower fails to make a required
     ---------------------------
payment on a loan, the Bank attempts to cure the delinquency by contacting the borrower. In the case of loans secured by real estate, a late notice is sent 10 to 15 days after the scheduled payment date, depending on the type of loan, and a second notice is sent after 16 days. In the case of consumer loans, a late notice is sent five days after the scheduled payment date and a second notice is sent after ten days. If the delinquency is not cured by this time, contact with the borrower is made by phone. Additional written and verbal contacts or meetings with the borrower are made to the extent necessary. With respect to mortgage loans, if the delinquency is not cured by the 90th day, a 30-day default letter is sent and, once that period lapses, appropriate action to foreclose on the property is initiated. Interest income on loans at this point is reduced by the full amount of accrued and uncollected interest. If foreclosed, the property is sold at a sheriff's sale and typically is purchased by the Bank. Delinquent consumer loans are handled in a similar manner. If these efforts fail to bring the loan current, appropriate action may be taken to collect any loan payment that remains delinquent. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under Indiana consumer protection laws.

     Real estate acquired by Permanent Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair value at the date of acquisition, and any write-down resulting is charged against the allowance for loan losses. Upon acquisition, all costs incurred in maintaining the property are expensed. However, costs relating to the development and improvement of the property are capitalized to the extent of net realizable value.

     Prior to the consummation of commercial real estate loans, financial information on the project and its principals are reviewed, and appraisals are obtained and reviewed. Subsequent balance sheets and operating statements are obtained and reviewed on at least an annual basis. On loans that indicate potential weaknesses, more frequent reviews are made.

     A committee of senior officers and outside directors of the Bank periodically reviews large loans (generally, those unsecured loans in excess of $250,000, residential real estate loans in excess of $350,000 and commercial credits in excess of $1,000,000). The committee examines the borrower's financial information including operating statements and statements of financial position, prior loan performance and any industry or economic trends which would potentially affect the borrower's operations or collateral values.

     Appraisals are obtained on properties that are transferred to real estate owned. The Bank performs periodic fair value computations using methodology consistent with that of an appraiser. Appraisals are assigned only to qualified appraisers located within or familiar with the location of the subject property. Net realizable value calculations are performed on all properties in either real estate owned or loans classified as impaired. The result of these calculations may indicate a write down of the asset or the establishment of a specific reserve.

     Classified Assets. Federal regulations provide for the classification of
     ------------------
loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as "loss" are those considered to be uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by management.

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

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews problem loans and real estate acquired through foreclosure in its portfolio to determine whether such assets require classification in accordance with applicable regulations. Classified assets of the Bank at March 31, 2000, (without deduction for specific valuation allowances of $40,000) are as follows:


                                                       At March 31,
                                            ----------------------------------
                                               1998        1999         2000
                                            ---------    --------      -------
                                                      (In Thousands)
Substandard (including real
 estate owned).........................      $1,372       $2,606         $528
Doubtful...............................         141          975          268
Loss...................................         ---          ---          ---
                                            ---------    --------      -------
     Total classified assets
      (including real estate
      owned)...........................      $1,513       $3,581          796

Special mention........................      $2,753       $4,633        5,489
                                            ---------    --------      -------
     Total classified assets
      (including real estate
      owned) and special
      mention..........................      $4,266       $8,214       $6,285
                                            =========    ========      =======

         The specific reserves established with respect to classified assets are included in the allowance for loan losses.

     Allowance for Loan Losses. The distribution of the Bank's allowance for
     --------------------------
losses on loans at the dates indicated is summarized as follows:


                                                                       At March 31,
                               -----------------------------------------------------------------------------------------------
                                         1996                           1997                            1998
                               -----------------------------------------------------------------------------------------------
                                            Percent of                      Percent  of                      Percent  of
                                              Loans in                         Loans in                         Loans in
                                                  Each                             Each                             Each
                                              Category                         Category                         Category
                                              to Total                         to Total                         to Total
                                 Amount          Loans           Amount           Loans           Amount            Loan
                               ----------   -------------       ---------   ---------------     ----------   --------------
(Dollars in Thousands)
Allocated:
----------
One- to four-
 family....................       $  90            69.4%         $  90              71.7%        $  ---             69.7%

Multi-family...............         166            5.5             183              3.8             ---             1.8
Commercial real
 estate....................         ---            2.4             ---              1.9             ---             2.1
Construction or
 development...............         ---            1.3             ---              1.0             ---             1.5
Consumer...................          50           20.3              68             21.1              50            19.2
Commercial business........         ---            ---             ---               --             ---             1.7
Bankers' acceptances.......         ---            0.1             ---               --             ---             ---
Commercial paper...........         ---            1.0             ---               .5             ---             4.0

Unallocated:
------------
  Consumer.................         456            N/A             454              N/A             520             N/A
  One- to four-family......         647            N/A             876              N/A             435             N/A
  Commercial business...
 Multi-family and
    commercial
    real estate............         829            N/A             455              N/A             968             N/A
  Construction or
    development............         ---            N/A             ---              N/A             ---             N/A
                               ----------   -------------       ---------   ---------------     ----------   --------------
     Total.................      $2,238            100%         $2,126              100%         $1,973             100%
                               ==========   =============       =========   ===============     ==========   ==============




                                                         At March 31,
                              ------------------------------------------------------------
                                         1999                           2000
                              ------------------------------------------------------------
                                             Percent of                     Percent of
                                               Loans in                       Loans in
                                                   Each                           Each
                                               Category                       Category
                                               to Total                       to Total
                                 Amount           Loans          Amount          Loans
                               ----------    -------------     ---------    --------------

Allocated:
----------
One- to four-
 family....................      $   3             52.8%         $ ---             52.2%

Multi-family...............        ---             1.5             ---             .5
Commercial real
 estate....................        ---             8.4             ---           13.1
Construction or
 development...............        ---             2.5             ---            1.8
Consumer...................        256            26.6              98           26.1
Commercial business........        ---             8.2              40            5.1
Bankers' acceptances.......        ---             ---             ---            ---
Commercial paper...........        ---             ---             ---            1.2

Unallocated:
------------
  Consumer.................        997             N/A             861            N/A
  One- to four-family......        749             N/A             405            N/A
  Commercial business...                                           737            N/A
 Multi-family and
    commercial
    real estate............        643             N/A              41            N/A
  Construction or
    development............         58             N/A              50            N/A
                               ----------    -------------     ---------    --------------
     Total.................     $2,706              100%        $2,232             100%
                               ==========    =============     =========    ==============

     The distribution of the allowance for loan losses is consistent with the Bank's accounting policy. See also "Lending Activities - Multi-Family and Commercial Real Estate Lending."

     Additional information concerning the quality of the Company's assets and allowance for loan losses is "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is in Part II, Item 7 of this report.

Investment Activities

     General. Permanent Bank must maintain minimum levels of investments that
     --------
qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are reviewed to assure that adequate liquidity is maintained. At March 31, 2000, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 39.14%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report and "Regulation - Liquidity" which is in Part II, Item 7 of this report.

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

     Securities. At March 31, 2000, Permanent Bank's securities (including
     -----------
mortgage-backed securities) totaled $114.8 million, or 23.3% of total assets. As of such date, the Bank also had a $5.5 million investment in FHLB stock, satisfying its requirement for membership in the FHLB of Indianapolis.

     OTS and accounting guidelines regarding investment portfolio accounting require institutions to categorize all securities and certain other assets as "held to maturity", "available for sale" or "trading." The portion of the investment portfolio which is held with the intent to hold to maturity is accounted for on an amortized cost basis. Assets which are categorized as available for sale are carried at estimated fair value. At March 31, 2000, the Company had $108.1 million in securities "available for sale," $6.7 million of securities which are held to maturity, and no securities identified as "trading." The securities available for sale at March 31, 2000 had net unrealized losses of $4,669,000. At March 31, 1999, the Bank had $117.3 million in securities available for sale, $6.9 million of securities classified as held to maturity and no securities identified as "trading." The securities available for sale at March 31, 1999 had net unrealized gains of $9,869.

     The following table sets forth the composition of the Bank's securities portfolio (including securities held to maturity and available for sale) at the dates indicated.

                                                                                           At March 31,
                                                              ---------------------------------------------------------------------
                                                                       1998                    1999                    2000
                                                                       ----                    ----                    ----
                                                                Book         % of        Book        % of         Book        % of
                                                               Value        Total       Value       Total        Value       Total
                                                               -----        -----       -----       -----        -----       -----
                                                                                    (Dollars in Thousands)
Available for sale securities at fair value:
  U.S. government securities ............................     $  4,033      2.09%     $     --        --%     $     --         --%
  Federal agency securities .............................      100,972     52.43        62,478     48.18        58,886      48.95
  Mortgage backed securities ............................       62,652     32.53        54,811     42.27        49,184      40.88
  Municipal bonds & other ...............................          614      0.32            --        --            --         --
                                                              --------    ------      --------    ------      --------     ------
     Subtotal ...........................................      168,271     87.37       117,289     90.45       108,070      89.83

Held to maturity securities at amortized cost:
   Municipal bonds & other ..............................           --        --         6,920      5.34         6,701       5.57
   Mortgage backed securities ...........................       18,861      9.79            --        --            --         --
   FHLB stock ...........................................        5,466      2.84         5,466      4.21         5,528       4.60
                                                              --------    ------      --------    ------      --------     ------
     Subtotal ..........................................       24,327      12.63        12,386      9.55        12,229      10.17
                                                              --------    ------      --------    ------      --------     ------
         Total securities ...............................     $192,598    100.00%     $129,675    100.00%     $120,299     100.00%
                                                              ========    ======      ========    ======      ========     ======
Other interest earning deposits with
banks ...................................................     $  1,808    100.00%     $  6,361    100.00%     $  6,304     100.00%
                                                              ========    ======      ========    ======      ========     ======


     The following table sets forth as of March 31, 2000 the composition and maturities of the securities portfolio, excluding FHLB stock.

                                                                                    March 31, 2000
                                                       ----------------------------------------------------------------------------
                                                        Less Than           1 to 5        Over 5             Total Investment
                                                         1 Year             Years         Years                 Securities
                                                        --------            ------        ------        ---------------------------
                                                        Fair Value        Fair Value    Fair Value       Fair Value  Amortized Cost
                                                        ----------        ----------    ----------      -----------  --------------
                                                                                (Dollars in Thousands)

Federal agency obligations ....................              ---           $ 13,384      $ 45,502        $ 58,886        $ 63,185
Mortgage backed securities ....................         $    281              3,039        45,864          49,184          49,554
Municipal bonds & other .......................              ---                ---         5,926           5,926           6,701
                                                        ---------          ---------     ---------       ---------       ----------
Total investment securities ...................         $    281           $ 16,423      $ 97,292        $113,996        $119,440
                                                        =========          =========     =========       =========       ==========

     At March 31, 2000 the Bank's securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding securities issued by the United States Government or its agencies.

     The Bank's securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made by authorized Bank officers within specified limits. See also Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

     Mortgage-Backed Securities. The Bank has a portfolio of mortgage-backed
     --------------------------
securities and has utilized such investments to complement its mortgage lending activities. See "Lending Activities -One-to Four-Family Residential Mortgage Lending." At March 31, 2000, the Bank's mortgage-backed securities totaled $49.2 million. At such date, the mortgage-backed securities portfolio consisted entirely of securities backed by loans insured or guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). At March 31, 2000, all of the Bank's portfolio of mortgage-backed securities was classified as available for sale. At such date, the portfolio had a weighted average interest rate of 6.44%.

     For information regarding the carrying and market values of Permanent Bank's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

     Under the OTS risk-based capital requirements, GNMA mortgage-backed securities have a zero percent risk weighting and FNMA, FHLMC and AA-rated mortgage-backed securities have a 20% risk weighting, in contrast to the 50% risk weighting carried by one- to four-family performing residential mortgage loans.

Sources of Funds

     General. The Bank's primary sources of funds are deposits, amortization and
     --------
repayment of loan principal and interest, maturities of securities, mortgage-backed securities and short-term investments, FHLB advances and funds provided from operations.

     Borrowings are used to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, to purchase investments and to support lending activities. At March 31, 2000, the Bank's borrowings consisted of FHLB advances totaling $86.9 million. See Notes 6, 7 and 8 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

     Deposits. Permanent Bank offers a variety of deposit accounts having a wide
     ---------
range of interest rates and terms. The Bank's deposits consist of passbook accounts, NOW, money market and other checking accounts and certificate accounts. The Bank relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. Permanent Bank solicits deposits from its market area only and does not solicit or accept brokered deposits.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank generally attempts to price its deposits in keeping with its asset/liability management and profitability objectives. The ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The Bank believes that the recent trends in deposit migration represents an industry phenomenon and are not unique to the Bank. The Bank will continue to remain rate competitive relative to pricing on maturing deposits and to utilize FHLB advances as a funding alternative when necessary. During fiscal years 1998, 1999, the Bank experienced a net inflow as a result of branch acquisitions. During fiscal 2000 the Bank experienced a net deposit inflow due to its increased utilization of the "jumbo" certificate of deposit market. These certificates, which are greater than $100,000 and are obtained through a competitive bidding process, are obtained primarily from local government units. The FHLB has several advance programs that offer variable rates or amortizing principal amounts specifically tied to funding one- to four-family residential loans. These advances have proven to be a less costly funding source after consideration of the cost of deposit insurance associated with traditional deposits.

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the periods indicated.



                                                                       At March 31,
                                      ------------------------------------------------------------------------------
                                              1998                        1999                      2000
                                              ----                        ----                      ----
                                                      Percent                  Percent                   Percent
                                          Amount      of Total     Amount      of Total      Amount      of Total
                                         --------    ----------   --------    ----------    --------    ----------
                                                                      (In Thousands)

Transactions and Savings Deposits:
----------------------------------

Commercial Demand                         $1,755        0.62%     $12,268        3.53%       13,112        3.66%
Passbook Accounts (2.75-5.59%)            52,051       18.27       59,482       17.13        47,438       13.25
NOW Accounts (2.00-2.60%)                 22,468        7.89       30,889        8.89        32,213        9.00
Money Market Accounts (2.75-3.00%)        11,542        4.05       26,755        7.70        27,064        7.56
                                        ---------    ----------  ---------    ----------   ---------    ----------
Total Non-Certificates                    87,816       30.83      129,394       37.25       119,827       33.47
                                        ---------    ----------  ---------    ----------   ---------    ----------
Certificates:
-------------

 0.00 -  3.49%                                66        0.02           40         .01            33         .01
 3.50 -  5.49%                            61,523       21.59      120,750       34.77       108,672       30.35
 5.50 -  7.49%                           130,864       45.93       92,404       26.60       124,571       34.79
 7.50 -  9.49%                             2,673        0.94        2,753         .80         2,735         .76
                                        ---------    ----------  ---------    ----------   ---------    ----------
Total Certificates                       195,126       62.42      215,947       62.18       236,011       65.91
                                        ---------    ----------  ---------    ----------   ---------    ----------
Accrued Interest                           1,971        0.69        1,985         .57         2,208         .62
                                        ---------    ----------  ---------    ----------   ---------    ----------
Total Deposits                          $284,913      100.00%    $347,326      100.00%     $358,046      100.00%
                                        =========    ==========  =========    ==========   -========    ==========


     The following table sets forth the savings flows at the Bank during the periods indicated.

<
                                                Year Ended March 31,
                                     ------------------------------------------
                                         1998           1999            2000
                                         ----           ----            ----
                                                (Dollars in Thousands)

Opening balance ................     $ 280,753      $  282,942      $  345,341
Deposits .......................       585,093/(1)/  1,097,472       1,377,078
Withdrawals ....................       592,939       1,046,582       1,378,221
Interest credited...............        10,035          11,509          11,640
                                     ---------      ----------      ----------
Ending balance .................     $ 282,942      $  345,341      $  355,838
                                     =========      ==========      ==========
Net increase ...................     $   2,189      $   62,399       $  10,497
                                     =========      ==========      ==========
Percent increase                          0.78%           22.1%           3.04%
                                     =========      ==========      ==========



/(1)/  includes $78,749 of deposits acquired in branch acquisition

     The following table sets forth the rate and maturity information for the Bank's certificates of deposit as of March 31, 2000.

                                   0.00-      3.50-       5.50-          7.50-                Percent
                                   3.49%      5.49%       7.49%          9.49%       Total    of Total
                                  -------    -------     -------        -------     -------   --------
                                                       (Dollars in Thousands)

Certificate accounts maturing
in quarter ending:
------------------
June 30, 2000...............        15       26,671       25,152           ---       51,838    21.96%
September 30, 2000..........       ---       19,893       40,416           ---       60,309     25.55
December 31, 2000...........       ---       13,054       19,016           203       32,273     13.67
March 31, 2001..............       ---       13,500        3,182         1,136       17,818      7.55
June 30, 2001...............        18       10,411        1,839           590       12,858      5.45
September 30, 2001..........       ---        6,721        4,272           716       11,709      4.96
December 31, 2001...........       ---        2,670        1,162            90        3,922      1.66
March 31, 2002..............       ---        4,059        2,930           ---        6,989      2.96
June 30, 2002...............       ---          888        2,337           ---        3,225      1.37
September 30, 2002..........       ---          864        3,123           ---        3,987      1.69
December 31, 2002...........       ---          987        3,219           ---        4,206      1.78
March 31, 2003..............       ---        2,114        2,573           ---        4,687      1.99
Thereafter..................       ---        6,840       15,350           ---       22,190      9.41
                                  -------  ---------    --------       --------    --------   --------

   Total....................      $ 33     $108,672     $124,571       $ 2,735     $236,011    100.00%
                                  =======  =========    ========       ========    ========   ========

   Percent of total.........      0.01%       46.05%       52.78%         1.16%      100.00%
                                  =======  =========    ========       ========    =========


         The following table indicates the amount of the Bank's certificates of deposit and public funds by time remaining until maturity as of March 31, 2000.


                                                                            Maturity
                                               ---------------------------------------------------------------------
                                                                  Over         Over
                                                  3 Months       3 to 6       6 to 12          Over
                                                  or Less        Months       Months        12 months      Total
                                               ---------------------------------------------------------------------
                                                                         (In thousands)

Certificates of deposit less
 than $100,000..............................     $29,521        $42,313      $42,820         $63,743      $178,397

Certificates of deposit of
 $100,000 or more...........................       3,734          7,178        5,378          10,030        26,320

Public funds/(1)/...........................      18,583         10,818        1,893            ---         31,294

Total certificates of
 deposit....................................     $51,838        $60,309       $50,091        $73,773      $236,011

/(1)/  Deposits from governmental and other public entities.

     Borrowings. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

     Permanent Bank may obtain advances from the FHLB of Indianapolis upon the security of its FHLB capital stock and certain of its mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At March 31, 2000 the Bank's FHLB advances totaled $86.9 million. See also Note 6 of the Notes to Consolidated Financial Statements in Part II,
Item 8 of this report.

     The following table sets forth the Bank's maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.


                                                                   Year Ended March 31,
                                                      --------------------------------------------
                                                           1998            1999            2000
                                                           ----            ----            ----
                                                                     (In Thousands)

Maximum Balance:
----------------
  FHLB advances...................................        $107,778       $102,003        $104,300
  Securities sold under agreements to repurchase..             445            ---           7,985
  FHLB overnight borrowings.......................           3,201            ---           1,000
                                                          --------       --------        --------
                                                          $111,424       $102,003        $113,285
                                                          ========       ========        ========

Average Balance:
----------------
  FHLB advances...................................        $101,711        $94,462         $96,141
  Securities sold under agreements to repurchase..             103             10             958
  FHLB overnight borrowings.......................              30             19             123
                                                          --------       --------        --------
                                                          $101,844       $ 94,491         $97,222
                                                          ========       ========        ========



     The following table sets forth certain information as to the Bank's FHLB advances and FHLB overnight borrowings at the dates indicated.


                                                                   Year Ended March 31,
                                                      --------------------------------------------
                                                           1998            1999            2000
                                                           ----            ----            ----
                                                                     (In Thousands)


FHLB advances.......................................     $ 99,353        $ 96,504         $86,848
Securities sold under agreements to repurchase......          ---             ---             ---
FHLB overnight borrowings...........................          ---             ---             ---
                                                         ---------       --------        --------

     Total borrowings...............................     $ 99,353        $ 96,504         $86,848
                                                         =========       ========        ========

Weighted average interest rate of FHLB advances.....         5.39%           5.10%           5.76%

Weighted average interest rate of securities sold
 under agreements to repurchase.....................          ---%            ---%            ---%

Weighted average interest rate
 of FHLB overnight borrowings.......................          ---%            ---%            ---%

Subsidiary Activities

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

     Permanent Bank has a first-tier service corporation, Perma Service Corp. ("Perma Service"), located in Evansville, Indiana and Permavest, Inc. ("Permavest") of Henderson, Nevada. Perma Service has approximately a 14.29% interest, along with six other financial institutions, in Family Financial Life Insurance Company ("FFLIC"), which underwrites various types of life and disability insurance and annuity programs. FFLIC reinsures a majority of the risk it underwrites with other insurers. The Bank uses the equity method to account for its investment and in fiscal 2000, recognized $56,500 in income from FFLIC.

     Perma Service also has one wholly owned subsidiary, Permanent Insurance Agency Inc. ("PIAI"), which offers, on an agency basis, casualty, life, accident, health, mortgage, disability, and consumer credit insurance. PIAI had net income of $16,000 for the year ended March 31, 2000.

     Through Perma Service, the Bank also provides brokerage services, on an agency basis, through INVESTTM.

     Permavest, Inc, is a Delaware corporation, 100% owned by the Bank, which was formed during fiscal 2000 to maintain custody and manage the Bank's municipal and revenue bond portfolio. Permavest, Inc. has entered into a partnership with the Company to maintain custody of and manage a portion of the Bank's agency and mortgage-backed security portfolio. The Bank has a 99.5% interest in the partnership and the Company has a .5% interest. As of March 31, 2000, Permavest, Inc. owned $6,701,000 of municipal and revenue bonds classified as held to maturity securities and $1,113,000 of money market funds. The partnership, which is known as Permavest Partners, owned $31,360,000 of agency securities and $49,184,000 of mortgage-backed securities. Securities held by the partnership are classified as available for sale. In addition, the partnership had $3,528,000 of money market funds at March 31, 2000.

Competition

     Permanent Bank faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks, other thrifts and mortgage companies. There are approximately eighty-eight mortgage lenders in the Evansville market. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

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

Regulation

     General. Permanent Bank is a federally chartered savings bank, the deposits
     --------
of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As the savings and loan holding company of the Bank, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Parent Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund (the "SAIF") and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

     Federal Regulation of Savings Associations. The OTS has extensive authority
     -------------------------------------------
over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of Permanent Bank, for which reports have been issued, were as of May 1999 and April 1991, respectively.

When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. Financial institutions in various regions of the United States have periodically been required by examiners to write down assets and to establish increased levels of reserves, primarily as a result of perceived weaknesses in real estate values and a more restrictive regulatory climate.

     All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Permanent Bank's OTS assessment for the fiscal year ended March 31, 2000 was $100,170.

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

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 2000, the Bank's lending limit under this restriction was $5.4 million. At March 31, 2000, the Bank had no loans in excess of this limit and the Bank is in compliance with the loans-to-one-borrower limitation.

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

     Insurance of Accounts and Regulation by the FDIC. The Bank is a member of
     -------------------------------------------------
the SAIF ("Savings Association Insurance Fund"), which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by the institutions it insures. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF ("Bank Insurance Fund"). The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

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

     Pursuant to the Act, as of January 1, 1997, commercial banks will be required to share in the payment of interest due on Financial Corporation ("FICO") bonds used to provide assistance to the savings and loan industry in the 1980's. Annual FICO assessments to be added to deposit insurance premiums are expected to equal approximately 6.4 basis points for SAIF members and 1.3 basis points for BIF members from January 1, 1997 through December 31, 1999, and approximately 2.12 basis points for both BIF and SAIF members thereafter.

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

     On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act modernized the financial services industry by permitting affiliations between banks, securities firms and insurance companies. The GLB Act also created two classes of unitary savings and loan holding companies: grandfathered and non-grandfathered holding companies. A grandfathered unitary savings and loan holding company is a company that (1) was already a unitary savings and loan holding company before May 4, 1999 or (2) applied for regulatory approval from the OTS to become a unitary savings and loan holding company before May 4, 1999. Grandfathered unitary savings and loan holding companies have no restrictions on their activities at the holding company level. However, non-grandfathered unitary savings and loan holding companies may engage in only banking, securities, insurance and merchant banking activities permitted for financial holding companies under the GLB Act. The Company is a grandfathered unitary savings and loan holding company.

     Regulatory Capital Requirements. Federally insured savings associations,
     --------------------------------
such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At March 31, 2000, the Bank had no purchased mortgage servicing rights.

     The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. At March 31, 2000, the Bank's service corporation, Perma Service, was an includable subsidiary; however, Perma Service's investment in FFLIC was not considered an includable investment and, accordingly, the Bank was required to deduct 100% of its investment in FFLIC from capital. At March 31, 2000, the non-includable portion of the Bank's investment in FFLIC totaled $724,000. See also "Service Corporation Activities." At March 31, 2000, Permavest, Inc. is an includable subsidiary.

     At March 31, 2000, the Bank had core capital of $35.5 million, or 7.27% of adjusted total assets, which is approximately $16 million above the minimum requirement of 4% of adjusted total assets.

     The capital standards also require core capital equal to at least 4% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At March 31, 2000, the Bank had no intangibles which were subject to these tests.

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

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Other than goodwill, the Bank's only exclusion from capital and assets at March 31, 2000 was its investment in FFLIC.

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

     At March 31, 2000, the Bank had total capital of $36.8 million (including $35.5 million in core capital) and risk-weighted assets of $266.9 million (including $9.7 million in converted off-balance sheet assets) or total capital of 13.8% of risk-weighted assets. This amount was $10.1 million above the 8% requirement in effect on that date.

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

     The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Bank's operations and profitability and the value of the Company's Stock. Company shareholders do not have preemptive rights and, therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

     Limitations on Dividends and Other Capital Distributions. OTS regulations
     ---------------------------------------------------------
impose various restrictions or requirements on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

     Generally, savings associations, such as the Bank that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank has paid dividends in accordance with this general authority.

     Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "Regulatory Capital Requirements."

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

     Liquidity. All savings associations, including the Bank, are required to
     ----------
maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Part II, Item 7 of this report. This liquid asset ratio requirement may vary from time to depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

     Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At March 31, 2000, the Bank was in compliance with the requirements, with an overall liquid asset ratio of 39.1%.

     Accounting. An OTS policy statement applicable to all savings associations
     -----------
clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these rules.

     OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

     Qualified Thrift Lender Test. All savings associations, including the Bank,
     -----------------------------
are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2000, the Bank met the test and has always met the test since it has been in effect.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "Holding Company Regulation."

     Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"),
     --------------------------
every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of Permanent Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Permanent Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

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

     Transactions with Affiliates. Generally, transactions between a savings
     -----------------------------
association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates; however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

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

     Holding Company Regulation. The Company is a unitary savings and loan
     ---------------------------
holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

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

     If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as and will become subject to the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "Qualified Thrift Lender Test."

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

     Federal Securities Law. The stock of the Company is registered with the SEC
     -----------------------
under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

     Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

     Federal Reserve System. The Federal Reserve Board requires all depository
     -----------------------
institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 2000, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Liquidity."

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

     Federal Home Loan Bank System. The Bank is a member of the FHLB of
     ------------------------------
Indianapolis, which is one of 12 regional FHLBs ("FHLB System"), that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB which are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At March 31, 2000, the Bank had $5.5 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. For the five fiscal years ended March 31, 2000, such dividends have averaged approximately 8%. Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Permanent Bank's FHLB stock may result in a corresponding reduction in the Bank's capital. For the fiscal year ended March 31, 2000, dividends paid by the FHLB of Indianapolis to the Bank totaled $439,875, which constitute a $2,179 increase over the amount of dividends received in the fiscal year ended March 31, 1999.

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

     In August 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, thrifts must recapture that portion of the reserve that exceeds the amount that could have been deducted under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the company does not believe that the legislation has or will have a material impact on the Company.

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

     To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 2000, the Bank's excess for tax purposes totaled approximately $6 million.

     The Company files consolidated federal income tax returns with the Bank and its subsidiaries.

     The Bank and its consolidated subsidiaries have not been audited by the IRS with respect to consolidated federal income tax returns during the past seven years. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the financial condition, results of operations or liquidity of the Bank and its consolidated subsidiaries.

     Indiana Taxation. Indiana imposes a franchise tax on financial institutions
     -----------------
at the rate of 8.5% of modified federal taxable income. The modifications to federal taxable income include an add-back of municipal interest and state and local property taxes and bad debt deductions are limited to actual net charge-offs. The franchise tax is imposed on a combined basis including the Company, the Bank and its subsidiaries.

     Delaware Taxation. As a Delaware holding company, the Company is exempted
     ------------------
from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Executive Officers of the Company and the Bank

         The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors.


    Name                 Age      Positions Held with the Company and the Bank
    ----                 ---      --------------------------------------------

George E. Orr            58       Senior Vice President of Bank

Seth P. Allen            41       Senior Vice President of Bank

Richard A. Condi         46       Vice President of Bank

Robert A. Cern           50       Chief Financial Officer and Secretary of the
                                    Company and Senior Vice President,
                                    Secretary/Treasurer and Chief Financial
                                    Officer of Bank

Glenna J. Kirsch         50       Vice President of Bank

Charles A. Becker, Sr.   53       Vice President of Bank


     Officers are elected annually by the Board of Directors of the Bank. The business experience of each executive officer who is not also a director is set forth below.

     George E. Orr. As Senior Vice President, Mr. Orr is primarily responsible
     --------------
for the planning and development of the Bank's data processing operations and manages the Bank's checking and proof of deposit departments. Mr. Orr joined the Bank in 1963 and was promoted to his current position in 1990.

     Seth P. Allen. Mr. Allen joined the Bank in January 1997 as Senior Vice
     --------------
President and Commercial Lending Officer. Mr. Allen served as Senior Vice President and Senior Lending Officer at Nashoba Bank in Memphis, Tennessee from October 1994 to January 1997. Prior to that, Mr. Allen was Vice President and Commercial Lending Officer at Deposit Guaranty National Bank in Jackson, Mississippi from January 1991 to October 1994.

     Richard A. Condi. Mr. Condi is Vice President in charge of residential
     -----------------
mortgage lending. Mr. Condi joined the Bank in 1979 and has served in various capacities in the Bank's lending department before being promoted to his current position in January 1991.

     Robert A. Cern. Mr. Cern joined the Company in May 1998 as Chief Financial
     ---------------
Officer and Secretary. Mr. Cern is also Senior Vice President, Secretary/Treasurer and Chief Financial Officer of the Bank. Prior to joining the Company, Mr. Cern was an independent financial consultant. From December 1995 to December 1996, Mr. Cern was Vice President and Chief Financial Officer of Associated Bank in Milwaukee, Wisconsin. Prior to this, Mr. Cern was Vice President of Marshall & Ilsey Corporation in Milwaukee, Wisconsin.

     Glenna J. Kirsch. Ms. Kirsch joined the Bank in 1980 and has held several
     -----------------
positions at the institution, including Training Officer from 1991 until 1992. In 1992, Ms. Kirsch was appointed Savings Officer and in 1995 was promoted to Vice President. Currently, Ms. Kirsch is in charge of Deposit Operations and is responsible for managing checking, savings and certificate of deposit processing for the Bank.

     Charles A. Becker, Sr. From 1973-1991 Mr. Becker was responsible for Retail
     ----------------------
Banking at Peoples Savings Bank in Evansville, Indiana as Senior Vice President. In 1991 Peoples Savings Bank was acquired by INB Banking Company of Indianapolis, Indiana. As Vice President of Retail Banking for the Southwest Region his responsibilities continued to be in the areas of consumer lending and branch banking. In 1994 NBD Bank, N.A., Detroit, Michigan purchased INB and Mr. Becker continued in the same capacity. Mr. Becker joined Permanent Federal Savings Bank as Vice President, Branch Administration in June 1998 as Permanent acquired the four Evansville branch locations from NBD Bank, N.A.

Employees

     At March 31, 1999, the Bank had a total of 144 full-time and 23 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2. Properties

         The following table sets forth information concerning the main office and each branch office of the Bank at March 31, 2000. As of this date the Company's premises, office properties and equipment had an aggregate net book value of approximately $9.5 million.

                                                                                                  Net Book
                                                Year      Owned or     Lease Expiration             Value
         Location                             Acquired     Leased             Date              (In Thousands)
         --------                             --------     ------       ---------------        --------------
Main (Downtown) Office
----------------------

 101 Southeast Third Street                      1963       Owned            N/A                     $2,863
 Evansville, Indiana

Branch Offices

 University Heights
 4615 University Drive                           1988       Owned            N/A                        405
 Evansville, Indiana

 Town Center
 201 Diamond Avenue                              1981       Owned            N/A                        327
 Evansville, Indiana

 Green River Road
 123 South Green River Road                      1978       Owned            N/A                        228
 Evansville, Indiana

 Vogel & Burkhardt Roads                         1999       Owned            N/A                      1,596
 6245 Vogel Road
 Evansville, Indiana

 North Brook                                     1978      Leased            November 2002               66 (1)
 3820 First Avenue
 Evansville, Indiana

 Ross Center
 2521 Washington Avenue                          1994       Owned            N/A                        692
 Evansville, Indiana

 Fort Branch
 810 East Locust Street                          1987       Owned            N/A                        345
 Fort Branch, Indiana

 Jasper
 771 West Second Street                          1991       Owned            N/A                        460
 Jasper, Indiana

 Newburgh
 8533 Bell Oaks Drive                            1997       Owned            N/A                        800
 Newburgh, Indiana

 Oakland City
 410 West Morton Street                          1984       Owned            N/A                        214
 Oakland City, Indiana

Fourth Street Office
19 N.W 4th Street                                1998      Leased            December 2001                0
Evansville, Indiana

Bellemeade Office
4601 Bellemeade                                  1998       Owned            N/A                        979
Evansville, Indiana

Buena Vista Office
1010 W. Buena Vista                              1998      Leased            September 2013              28
Evansville, Indiana

St. Joseph Office
530 N. St. Joseph Avenue                         1998       Owned            N/A                        383
Evansville, Indiana

---------------------------------
(1) The Bank owns this branch's building and leases the land.

         The Bank maintains depositor and borrower customer files on an on-line basis with a third party service provider. The net book value of the data processing and computer equipment utilized by the Bank at March 31, 2000 was $319,000.

Item 3.  Legal Proceedings
         -----------------
         The Bank is involved as plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Bank in these proceedings, that the resolution of these proceedings should not have a material effect on the Company's results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2000.

                                     PART II
                                     -------

Item 5.  Market for the Registrant's Common Stock and Related
         ----------------------------------------------------
         Security Holder Matters
         -----------------------

STOCK TRADING  AND DIVIDEND DATA
--------------------------------
                                            Volume     Dividend
Quarter Ended        High        Low        (000's)      Paid
-------------        ----        ---        -------      ----
June 30,1999    $   11.25    $    8.81        195.3     $    .06
Sept 30,1999        15.00         8.88        411.1          .07
Dec. 31,1999        19.94         9.56        909.0          .07
Mar. 31,2000        19.38        14.88        452.6          .07

June 30,1998    $   18.50    $   15.50        192.4     $    .055
Sept.30,1998        16.25        11.63      1,090.9          .06
Dec. 31,1998        14.38        10.56        207.4          .06
Mar. 31,1999        13.75        10.75        169.9          .06

REGISTERED MARKET MAKERS
The following firms make a market in Permanent Bancorp Inc.'s stock:

Capital Resources, Inc.
Spear, Leeds & Kellogg
McDonald & Company Sec., Inc.
J.J. B. Hilliard, W.L. Lyons
NatCity Investments, Inc.
Instinet Corporation
Friedman Billings Ramsey & Co.

Item 6.  Selected Financial Data
         -----------------------

                      SELECTED CONSOLIDATED FINANCIAL DATA
                                 (in thousands)

                                                                               At March 31,
                                                 ---------------------------------------------------------------------
                                                     2000           1999          1998          1997         1996
                                                 -------------  ------------- ------------- ------------- ------------
Selected Financial Condition Data:
Total assets                                        $ 491,995      $ 492,327      $439,115      $423,698     $395,903
Loans, net                                            327,151        321,018       225,349       210,189      206,910
Cash and interest-bearing deposits                     16,460         13,952         6,083         6,364        4,916
Securities available for sale                         108,070        117,289       168,271       159,232      135,124
Securities held to maturity                             6,701          6,920        18,861        27,206       32,179
Deposits                                              355,838        345,341       282,942       280,753      280,008
Total borrowings                                       89,348         99,504        99,353       100,278       70,985
Stockholders' equity                                   41,440         40,864        42,683        39,095       41,494

                                                                       Year Ended March 31,
                                              ------------------------------------------------------------------
                                                 2000        1999         1998          1997          1996
                                              ------------------------------------------------------------------
Selected Operating Data:
Interest income                                   $33,757     $32,886       $30,521       $29,689       $25,892
Interest expense                                   20,630      19,909        19,342        18,724        16,354
                                              ------------------------------------------------------------------
  Net interest income                              13,127      12,977        11,179        10,965         9,538
Provision for loan losses                             295         300           177           113           207
                                              ------------------------------------------------------------------
  Net interest income after provision
   for loan losses                                 12,832      12,677        11,002        10,852         9,331
                                              ------------------------------------------------------------------
Other income:
  Service charges                                   1,752       1,492           985           841           628
  Gain on sale of loans                               108         206            92            23            18
  Gain (loss) on sale of securities                               230            43           (56)           (6)
  Other                                             1,135       1,103           972           816           797
                                              ------------------------------------------------------------------
  Total other income                                2,995       3,031         2,092         1,624         1,437
                                              ------------------------------------------------------------------
Other expense:
  Salaries and employee benefits                    6,123       5,696         4,519         4,295         4,427
  Deposit insurance assessment                        243         271           276         2,351           711
  Occupancy                                         1,150         764           821           809           819
  Other                                             5,201       4,172         3,015         2,714         2,900
                                              ------------------------------------------------------------------
  Total other expense                              12,717      10,903         8,631        10,169         8,857
                                              ------------------------------------------------------------------

Income before income taxes                          3,110       4,805         4,463         2,307         1,911
Income tax provision                                  916       1,945         1,818         1,003           662
                                              ------------------------------------------------------------------
Net income                                         $2,194      $2,860        $2,645        $1,304        $1,249
                                              ------------------------------------------------------------------

                   SELECTED CONSOLIDATED FINANCIAL DATA (CONT.)

                                                                      At or For the Year Ended March 31,
                                                      ----------------------------------------------------------------

                                                         2000           1999        1998         1997         1996
                                                      ----------------------------------------------------------------
Performance Ratios:
  Return on average assets (ratio of net
    income to average total assets)                          0.45 %       0.60 %       0.62 %       0.31 %       0.34 %
  Interest rate spread information:
      Average during year                                    2.58         2.74         2.41         2.40         2.28
      End of year                                            2.84         2.86         2.40         2.41         2.33
  Net interest margin (1)                                    2.84         2.91         2.74         2.76         2.72
  Ratio of operating expense to average
    total assets                                             2.55         2.28         2.03         2.44         2.41
  Return on average stockholders' equity
    (ratio of net income to average
    stockholders' equity)                                    5.32         6.86         6.45         3.25         2.95
  Ratio of average interest-earning
    assets to average interest-bearing
    liabilities                                            105.97       103.91       106.97       107.63       109.42

Asset Quality Ratios:
  Non-performing assets to total assets at
    end of year (2)                                          0.17         0.24         0.25         1.11         1.75
  Allowance for loan and real estate
    owned losses to non-performing assets                  271.53       220.11       180.51        44.73        32.22
  Allowance for loan losses to total loans                   0.68         0.84         0.87         1.00         1.07

Capital Ratios:
  Stockholders' equity to total assets at
    end of year                                              8.42         8.30         9.72         9.23        10.48
  Average stockholders' equity to average
    assets                                                   8.28        11.43         9.63         9.63        11.54

Number of full-service offices                                 12 (4)       13           11           11           11
Number of deposit accounts                                 39,952       43,383       33,884       35,426       36,452

Book value per share  (3)                                   $9.85       $10.27       $10.41        $9.52        $9.72
Dividend payout ratio                                       51.1%        33.7%        30.6%        46.7%        27.9%


(1) Net interest income divided by average interest-earning assets.
(2) Non-performing assets consist of non-accruing loans, including in-substance foreclosures, accruing loans past due 90 or more days, troubled debt restructuring and real estate owned.
(3) Amounts reflect a stock split in the form of a 100% stock dividend on April 14, 1998.
(4) In addition the Company operates one drive-up banking facility.

Stock Performance Presentation

         Set forth below is a line graph comparing the cumulative total return on the Company's Common Stock to the cumulative total return of the Nasdaq Market Index and the Media General Savings and Loan Index for the past five fiscal years, from March 31, 1995 through March 31, 2000. The presentation assumes $100 was invested on March 31, 1995.

         [GRAPHIC - PLOTTED POINTS LISTED BELOW]

                                      3/31/95     3/31/96     3/31/97      3/31/98     3/31/99     3/31/00
                                      -------     -------     -------      -------     -------     -------
Permanent Bancorp.....................$100.00     $ 92.82     $137.30      $234.66     $147.39     $255.75
MG Industry Group......................100.00      135.85      174.81       270.59      261.46      236.99
NASDAQ Market Index....................100.00      134.51      150.48       227.41      297.18      547.25

Item 7.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
           Condition and Results of Operations
           -----------------------------------
General

         This section presents management's review of the operating results and financial condition of Permanent Bancorp, Inc. (the "Company") and its subsidiary, Permanent Bank (the "Bank"). This section provides information which is not otherwise apparent from the Consolidated Statements of Financial Condition, Income, Stockholders' Equity and Cash Flows and is intended to assist readers in understanding the Company's performance and financial condition.

         The principal business of the Company consists of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to originate one to four family residential mortgage loans as well as multi-family and commercial real estate loans, automobile and other consumer loans. The Company also originates construction and commercial business loans and invests in mortgage-backed and other investment securities. The Company's results of operations are primarily dependent on its interest rate spread, which is the difference ("spread") between the average yield on interest-earning assets, such as loans, mortgage-backed and investment securities and short-term interest bearing deposits and the average rate paid on interest-bearing liabilities, such as deposits and borrowings. The spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition to credit risk, the Company is subject to interest rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities.

         The Company's results of operations also depend upon, among other things, the level of fee income, gains or losses on the sale of loans and other assets, provisions for possible loan losses, income derived from subsidiary activities, operating expenses and income taxes. The Company's operating expenses principally consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums and other general and administrative expenses.

         The Company is affected by prevailing economic conditions, including federal monetary and fiscal policies, as well as by federal regulation of financial institutions. Deposit balances are influenced by a number of factors, including interest rates paid on competing personal investments and the level of personal income and savings within the institution's market area. In addition, deposit balances are influenced by the perceptions of customers regarding the stability of the financial markets and financial services industry. Management expects to retain a significant portion of existing deposit balances by offering competitive rates on such deposits. The Bank has adopted a strategy of employing Federal Home Loan Bank of Indianapolis (FHLB) advances to supplement deposits. FHLB advances are expected to augment the liquidity necessary to fund lending operations and investment opportunities. Lending activities are influenced by the demand for housing, consumer and commercial loans as well as competition from other lending institutions. The primary sources of funds for lending activities include deposits, loan payments, borrowings, the sale of loans and other assets and funds provided from operations.

Information Systems and the Year 2000 ("Y2K")

         To date the Company has not experienced any significant computer operating problems associated with passing from 1999 into 2000 and the Company is unaware of any Y2K related problems occurring at any of its major customers, the presence of which might have a material financial impact on the Company.

         While the Company believes that Y2K problems would have manifested themselves, no assurance can be given that a Year 2000 related problem may subsequently be discovered which could have a material adverse effect on the Company's financial condition or results of operations.

Financial Condition

March 31, 2000 Compared to March 31, 1999

              The Company's total assets at March 31, 2000 were $492 million, a decrease of $344,000 from $492.3 million at March
31, 1999.

         Securities amounted to $114.8 million at March 31, 2000, a decrease of $9.4 million from $124.2 million at March 31, 1999. Approximately $4.7 million of this decrease is attributable to a decrease in fair value of the securities available for sale. Net loans increased by $6.1 million or 1.9% to $327.2 million at March 31, 2000 compared to $321 million at March 31, 1999. From an earning asset perspective, during fiscal 2000 the Company utilized the proceeds from security maturities and principal repayments to fund loan growth.

         Total liabilities were $450.6 million at March 31, 2000, a decrease of $923,000 from $451.5 million at March 31, 1999 and deposits of $355.8 million were up $10.5 million, or 3%, from $345.3 million at March 31, 1999. Federal Home Loan Bank (FHLB) advances decreased by $9.7 million to $86.8 million at March 31, 2000 from $96.5 million at March 31, 1999. From a funding perspective, during fiscal 2000 the Company increasingly relied on certificates of deposits in amounts of $100,000 or more due to the attractiveness of the borrowing cost compared to FHLB advances. Certificates of deposits greater than $100,000 totalled $58 million at March 31, 2000 compared to $30 million at March 31, 1999.

         Total stockholders' equity increased by $579,000 to $41.4 million at March 31, 2000. The Company earned $2.19 million and declared $1.12 million of dividends to its shareholders. The vesting of ESOP shares resulted in a $540,000 increase in equity and the vesting and forfeitures of restricted stock awards resulted in a $201,000 increase. The exercise of stock options increased equity $2,551,000. The Company repurchased $684,000 of its stock and the after-tax effect of the decline in the fair value of the Company's available for sale securities was $3,103,000. The ratio of equity to assets was 8.42% at March 31, 2000 compared to 8.30% at March 31, 1999. Tangible equity to assets, which excludes goodwill, was 6.66% at March 31, 2000 and 6.39% at March 31, 1999.

         Non-performing assets were $822,000 at March 31, 2000 compared to $1.2 million at March 31, 1999.

         At March 31, 2000 the Company maintained 3.35% of total assets as cash and interest-bearing deposits compared to 2.83% at March 31, 1999.

Results of Operations

Comparison of Operating Results for the Years Ended March 31, 2000 and March 31, 1999.

         General. The Company's net income of $2.19 million during the fiscal year ended March 31, 2000 was $670,000 or 23.4% less than the $2.86 million earned during the fiscal year ended March 31, 1999. Operating results for the year ended March 31, 2000 include the income and expenses related to branches acquired from NBD Bank, N.A. for the entire year whereas operating results for the year ended March 31, 1999 include the income and expenses since June 26, 1998, the date of acquisition, since the transaction has been accounted for as a purchase.

         Net Interest Income. The Company's net interest income increased by $150,000 to $13.1 million for the year ended March 31, 2000 compared to $13 million for the year ended March 31, 1999. The increase was primarily attributable to an increase in loan balances.

         Interest Income. Interest income for the year ended March 31, 2000 increased $871,000 to $33.8 million compared to $32.9 million for the same period in 1999.

         Interest income increased because average interest earning assets increased by $16 million in fiscal 2000 from fiscal 1999 and funds were shifted from lower earning securities into higher yielding loans. Average loan balances increased by $48.3 million from fiscal 1999 to fiscal 2000 and average securities, which includes mortgage-backed securities, other securities and FHLB stock, decreased by $33 million from fiscal 1999 to fiscal 2000. The loan portfolio represented 71.1% of average earning assets for fiscal 2000 compared to 62.8% for fiscal 1999. The rate earned on the loan portfolio decreased .35% from fiscal 1999 to 2000 while the rate earned on mortgage-backed securities decreased by .09% and the rate earned on other securities increased .16%.

         The average balance of other interest bearing assets, which are primarily deposits and other short-term investments, increased to $6.9 million in fiscal 2000 from $6.1 million in the prior fiscal year. The rate earned on these investments increased to 5.15% in fiscal 2000 from 4.65% in fiscal 1999 reflecting a general increase in short term money market rates during fiscal 2000.

         The yield on all interest-earning assets decreased by .07% during fiscal 2000. For the year ended March 31, 2000 the overall earning asset yield was 7.31% compared to 7.38% for the year ended March 31, 1999. Increases in the average balances of earning assets increased interest income by approximately $1,772,000 and the decrease in the yield on earning assets decreased interest income by approximately $901,000.

         Interest Expense. Interest expense increased by $721,000 to $20.6 million for the fiscal year ended March 31, 2000 compared to $19.9 million for fiscal 1999. Interest paid on deposits increased by $413,000 due to an increase of $3.2 million in average interest-bearing deposit balances and an increase in the rate paid from 4.44% to 4.52%. Interest on Federal Home Loan Bank advances increased by $196,000 as average balances outstanding increased by $1.7 million and the average rate paid on advances also increased from 5.30% during fiscal 1999 to 5.41% during fiscal year 2000. Interest expense on other long-term debt & other borrowings increased by $111,000 due primarily to an increase in average borrowings of $1.9 million which offset a decrease in rate from 7.33% in fiscal 1999 to 6.63% in fiscal 2000.

         The average balance for all interest-bearing deposits increased from $428.8 million in fiscal 1999 to $435.6 million in fiscal 2000 and the cost of all interest-bearing liabilities increased from 4.64% for the fiscal year 1999 to 4.74% for the fiscal year 2000. The increase in average balances increased interest expense by $361,000 and the increase in rates increased interest expense by $360,000.

         Provision for Loan Losses. The Bank establishes its provision for loan losses and evaluates the adequacy of its allowance for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the composition of its loan portfolio and other factors that warrant recognition in providing for an adequate loan loss allowance. This methodology is performed on a periodic basis and is designed to ensure that matters affecting loan collectibility will be identified in a timely manner and evaluated by management in determining the necessary reserves and the provision for loan losses. The amounts actually reported in each period will vary with the outcome of this detailed review.

         During the year ended March 31, 2000, the Company recorded a provision for loan losses of $296,000 compared to $300,000 for the year ended March 31, 1999. Net charge offs amounted to $770,000 during fiscal 2000 compared to $327,000 during fiscal 1999. Asset quality, as measured by non-performing loans to total loans, improved significantly for the year ended March 31, 2000 compared to the prior year. The ratios of non-performing loans to total loans was 0.19% at March 31, 2000 and .25% at March 31, 1999, respectively. The allowance for losses, as a ratio to total loans, was 0.68% at March 31, 2000 compared to .84% at March 31, 1999. At March 31, 2000 and 1999, the allowance for loan losses as a percentage of non-performing loans was 364.7% and 330.8%, respectively. It is management's belief that the allowance for loan losses reflects an adequate reserve against potential losses in the loan portfolio. Future additions to the Company's allowance for loan losses and any change in the related ratio to non-performing loans are dependent upon the performance of the Company's loan portfolio, the economy, inflation, changes in real estate and other collateral values and interest rates as well as the view of regulatory authorities toward adequate reserve levels. See also "Asset Quality."

         Other Income. Other income decreased by $36,000 to $2,995,000 during the fiscal year ended March 31, 2000. Offsetting a $260,000 increase in service charges and a $60,000 increase in commission income were a $230,000 decrease in gain related to security sales and a $97,000 decrease in gains related to loan sales. Service charges increased primarily due to more accounts being service charged and higher service charge fee levels.

         Other Expense. The Company's other expense increased by $1.8 million from fiscal 1999 to fiscal 2000. The increase is primarily attributable to $584,000 of expenses related to the Company's planned merger with Old National Bancorp, $299,000 related to the exercise of stock options and approximately $624,000 of various other expenses arising from acquired branches being included for all of fiscal 2000 but for only nine months in fiscal 1999.

         Income Tax Provision. The Company's income tax provision decreased by $1,029,000 from fiscal 1999 to fiscal 2000 primarily as a result of decreased pretax earnings, increased utilization of tax credit opportunities and a restructuring of the management of the securities portfolio. The effective tax rate was 29.45% for fiscal 2000 compared to 40.48% for the prior year.

Comparison of Operating Results for the Years Ended March 31, 1999 and March 31, 1998.

         General. The Company's net income of $2.86 million during the fiscal year ended March 31, 1999 was $220,000 greater or 8.3% more than the $2.64 million earned during the fiscal year ended March 31, 1998. Operating results for the year ended March 31, 1999 include the income and expenses related to the assets and liabilities of the four locations acquired from NBD Bank, N.A. since June 26, 1998, the date of acquisition, since the transaction has been accounted for as a purchase.

         Net Interest Income. The Company's net interest income increased by $1.8 million to $13 million for the year ended March 31, 1999 compared to $11.2 million for the year ended March 31, 1998. The increase was primarily attributable to an increase in the interest rate spread of 0.33%.

         Interest Income. Interest income for the year ended March 31, 1999 increased $2.4 million to $32.9 million compared to $30.5 million for the same period in 1998.

         Interest income increased because total interest earning assets increased, primarily due to the previously described NBD acquisition, and funds were shifted from lower earning investment securities into higher yielding loans. Loans represented 62.8% of average earning assets in fiscal 1999 compared to 52.8% in fiscal 1998.

         Average securities, which includes mortgage-backed securities, other securities and FHLB stock, decreased by $31.2 million from fiscal 1998 to fiscal 1999. The rate earned on mortgage-backed securities decreased to 6.17% in fiscal 1999 from 6.52% in the prior fiscal year. The rate earned on all other securities, including the FHLB stock, decreased to 6.16% in fiscal 1999 from 7.01% in the prior fiscal year.

         The average of other interest bearing assets increased to $6.1 million in fiscal 1999 from $1.4 million in the prior fiscal year. The rate earned on these investments decreased to 4.65% in fiscal 1999 from 7.49% in fiscal 1998.

         Average loans outstanding increased $64.8 million from fiscal 1998 to fiscal 1999. This represents a 30% increase in average outstanding loans. During the same period, the yields on loans declined by one basis point (.01%).

         The yield on all interest-earning assets decreased by 11 basis points (.11%) in fiscal 1999. For the year ended March 31, 1999 the overall interest-earning asset yield was 7.38% compared to 7.49% for the year ended March 31, 1998.

         Interest Expense. Interest expense increased by $570,000 to $19.9 million during the fiscal year ended March 31, 1999 compared to $19.3 million during fiscal 1998. Interest paid on deposits increased by $1.3 million due to an increase of $54.1 million in average deposit balances which more than offset a decrease in the rate paid from 4.83% to 4.44%. Interest on Federal Home Loan Bank advances decreased by $860,000 as average balances outstanding decreased by $7.2 million and the average rate paid on advances also decreased from 5.77% during fiscal 1998 to 5.30% during fiscal year 1999. Interest expense on Other long-term debt & other borrowings increased due primarily to the Company borrowing $4.16 million of long-term debt from an unaffiliated bank in August 1998. Proceeds from this borrowing was used by the Company to repurchase 302,100 shares of its own common stock. Expense related to fiscal 1998 borrowings consist primarily of short-term borrowings to meet liquidity needs.

         The cost of all interest-bearing liabilities decreased from 5.08% for the year ended March 31, 1998 to 4.68% for the year ended March 31, 1999.

         Provision for Loan Losses. During the year ended March 31, 1999, the Company recorded a provision for loan losses of $300,000 compared to $177,050 for the year ended March 31, 1998. In addition the Company acquired $760,000 of loan loss reserves as part its acquisition of assets and liabilities from NBD Bank, N.A. Net charge offs amounted to $327,000 during fiscal 1999 compared to $330,000 during fiscal 1998. Asset quality, as measured by non-performing loans to total loans, improved significantly for the year ended March 31, 1999 compared to the prior year. The ratios of non-performing loans to total loans was 0.25% at March 31, 1999 and .40% at March 31, 1998 respectively.

         Other Income. Other income increased by $939,000 to $3,031,000 during the fiscal year ended March 31, 1999. This represents an increase of 44.9% over the prior year. Service charges increased by $507,000 and profit on sale of loans, securities and real estate owned increased by $299,000. Commissions on the sale of investment and insurance products decreased by $17,000. Earnings from other sources were up by $150,000 during fiscal 1999.

         Other Expense. The Company's other expense increased by $2.22 million from fiscal 1998 to fiscal 1999. Salaries and employee benefits increased $1.2 million or 26%. Occupancy expenses increased $199,000, equipment expenses increased $155,000, computer service expenses increased $168,000, advertising expenses increased $58,000, postage and office supplies increased $158,000 and other expenses increased $311,000 from fiscal 1998 to fiscal 1999, respectively, due to an expansion of personnel to staff additional branch facilities to service additional deposit and loan accounts acquired from NBD Bank, N.A.

         Income Tax Provision. The Company's income tax provision increased by $128,000 from fiscal 1998 to fiscal 1999 primarily as a result of increased pretax earnings. The effective tax rate was 40.48% for fiscal 1999 compared to 40.72% for the prior year.

         Average Balance Sheet. The following table presents for the periods indicated the average balance of interest-earning assets and interest-bearing liabilities, the amount of interest income and the interest expense, and the average yield on assets and the average cost of liabilities. Such yields and costs are derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. No tax equivalent adjustments were made. Non-accruing loans have been included in the table as loans carrying a zero yield.

                                                                               March 31,
                                          ----------------------------------------------------------------------------------
(Dollars in Thousands)                                      2000                                        1999
                                          ----------------------------------------------------------------------------------
                                                 Average   Interest      Average              Average  Interest   Average
                                             Outstanding    Earned/      Yield/           Outstanding  Earned/     Yield/
                                                 Balance     Paid         Rate                Balance    Paid       Rate
                                          ----------------------------------------------------------------------------------
Interest-Earning Assets:
 Loans                                          $328,109       $25,523    7.78%              $279,790    $22,759   8.13%
 Mortgage-backed securities                       51,686         3,144    6.08                 68,259      4,212    6.17
 Securities and FHLB stock                        74,988         4,737    6.32                 91,456      5,631    6.16
 Other                                             6,859           353    5.15                  6,107        284    4.65
                                          -----------------------------            ------------------------------
  Total interest-earning assets (1)             $461,642       $33,757    7.31%              $445,612    $32,886   7.38%
                                          ==================================================================================

Interest-Bearing Liabilities:
 Deposits                                       $335,516       $15,169    4.52%              $332,301    $14,756   4.44%
 FHLB advances                                    96,141         5,198    5.41                 94,463      5,002    5.30
 Other long-term debt & other borrowings           3,965           263    6.63                  2,060        151    7.33
                                          -----------------------------            ------------------------------
   Total interest-bearing liabilities           $435,622       $20,630    4.74%              $428,824    $19,909   4.64%
                                          ==================================================================================

Net interest income                                            $13,127                                   $12,977
                                          ==================================================================================
Net interest rate spread                                                  2.57%                                    2.74%
                                          ==================================================================================
Net earning assets                               $26,020                                      $16,788
                                          ==================================================================================
Net interest margin (2)                                                   2.84%                                    2.91%
                                          ==================================================================================
Average interest-earning assets to
 average interest-bearing liabilities            105.97%                                      103.91%
                                          ==================================================================================

                                                        March 31,
                                          --------------------------------------
(Dollars in Thousands)                                   1998
                                          --------------------------------------
                                               Average  Interest     Average
                                           Outstanding   Earned/      Yield/
                                               Balance    Paid         Rate
                                          --------------------------------------
Interest-Earning Assets:
 Loans                                        $214,982     $17,509    8.14%
 Mortgage-backed securities                     97,668       6,370     6.52
 Securities and FHLB stock                      93,210       6,536     7.01
 Other                                           1,416         106     7.49
                                          -------------------------
  Total interest-earning assets (1)           $407,276     $30,521    7.49%
                                          ======================================

Interest-Bearing Liabilities:
 Deposits                                     $278,181     $13,431    4.83%
 FHLB advances                                 101,704       5,866     5.77
 Other long-term debt & other borrowings           845          46     5.44
                                          -------------------------
   Total interest-bearing liabilities         $380,730     $19,343    5.08%
                                          ======================================

Net interest income                                        $11,178
                                          ======================================
Net interest rate spread                                              2.41%
                                          ======================================
Net earning assets                             $26,546
                                          ======================================
Net interest margin (2)                                               2.74%
                                          ======================================
Average interest-earning assets to
 average interest-bearing liabilities          106.97%
                                          ======================================


                                                       March 31,
                                          --------------------------------------
(Dollars in Thousands)                                   1998
                                          --------------------------------------
                                               Average  Interest     Average
                                           Outstanding   Earned/      Yield/
                                               Balance    Paid         Rate
                                          --------------------------------------
Interest-Earning Assets:
 Loans                                        $214,982     $17,509    8.14%
 Mortgage-backed securities                     97,668       6,370     6.52
 Securities and FHLB stock                      93,210       6,536     7.01
 Other                                           1,416         106     7.49
                                          -------------------------
  Total interest-earning assets (1)           $407,276     $30,521    7.49%
                                          ======================================

Interest-Bearing Liabilities:
 Deposits                                     $278,181     $13,431    4.83%
 FHLB advances                                 101,704       5,866     5.77
 Other long-term debt & other borrowings           845          46     5.44
                                          -------------------------
   Total interest-bearing liabilities         $380,730     $19,343    5.08%
                                          ======================================

Net interest income                                        $11,178
                                          ======================================
Net interest rate spread                                              2.41%
                                          ======================================
Net earning assets                             $26,546
                                          ======================================
Net interest margin (2)                                               2.74%
                                          ======================================
Average interest-earning assets to
 average interest-bearing liabilities          106.97%
                                          ======================================

(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.
(2) Net interest margin represents net interest income divided by average interest-earning assets.

         Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided for changes attributable to (i) changes in volume (i.e., changes in volume multiplied by prior rate) and (ii) changes in rate (i.e., changes in rate multiplied by prior volume). Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

                                                                       Year Ended March 31,
                                         -----------------------------------------------------------------------------------------
                                             2000 vs. 1999                                      1999 vs. 1998
                                         -----------------------------------------------------------------------------------------
                                              Increase (Decrease)             Total           Increase (Decrease)        Total
                                                      Due to                Increase                Due to              Increase
                                         ------------------------------                     ------------------------
                                            Volume            Rate         (Decrease)        Volume         Rate         (Decrease)
                                         -------------    -------------   ----------------------------    ----------   -----------
                                                                                (In Thousands)
                                         -----------------------------------------------------------------------------------------
Interest-earning assets:
 Loans receivable                         $   3,780        $  (1,016)       $   2,764       $ 5,275        $  (26)      $ 5,249
 Mortgage-backed securities                  (1,008)             (60)          (1,068)       (1,867)         (291)       (2,158)
 Securities and FHLB stock                   (1,037)             143             (894)         (117)         (787)         (904)
 Other                                           37               32               69           285          (107)          178
                                       -------------    -------------   --------------    ----------    ----------   -----------
   Total interest-earning assets          $   1,772         $   (901)        $    871       $ 3,576       $(1,211)      $ 2,365
                                       =============    =============   ==============    ==========    ==========   ===========

Interest-bearing liabilities:
 Deposits                                  $    144          $   269         $    413       $ 2,515       $(1,190)      $ 1,325
 FHLB advances                                   90              106              196          (402)         (462)         (864)
 Other borrowings                               127              (15)             112            78            28           106
                                       -------------    -------------   --------------    ----------    ----------   -----------

   Total interest-bearing liabilities      $    361          $   360         $    721       $ 2,191       $(1,624)       $  567
                                       =============    =============   ==============    ==========    ==========   ===========

Change in net interest income                                                $    150                                   $ 1,798
                                                                        ==============                               ===========

         The following table presents the weighted average yields on loans, investments and other interest-earning assets, the weighted average rates on savings deposits and borrowings and the resultant interest rate spreads at the dates indicated:

                                                                         At March 31,
                                                      -------------------------------------------------
                                                         2000              1999               1998
                                                      ------------      ------------       ------------
Weighted average yield on:
 Loans, net                                               7.83 %            7.81 %             7.91 %
 Mortgage-backed securities                               6.44              6.45               6.80
 Securities & FHLB Stock                                  6.21              6.16               6.84
 Other                                                    6.28              4.76               6.06
   Combined weighted average yield on
    interest-earning assets                               7.39              7.34               7.42
Weighted average rate paid on:
 Savings deposits                                         3.05              3.13               3.77
 Demand and NOW deposits                                  1.93              1.55               1.79
 Time deposits                                            5.64              5.51               5.78
 FHLB Advances                                            5.76              5.10               5.39
 Other Borrowings                                         7.51              6.80
   Combined weighted average rate paid
    on interest-bearing liabilities                       4.56              4.48               5.02
Spread                                                    2.83              2.86               2.40

Asset Quality

         In accordance with the Company's classification of assets policy, management periodically evaluates the loan and investment portfolios to identify substandard assets that may contain the potential for loss. In addition, management evaluates the adequacy of its allowance for possible loan losses.

         Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. For the years presented, the Bank had no accruing loans delinquent more than 90 days. Real estate owned includes property acquired in settlement of foreclosed loans which are carried at the lower of cost or estimated fair value less estimated cost to sell. Other assets include other repossessed assets.

                                                                              March 31,
                                              ----------------------------------------------------------------------
                                                 2000           1999           1998          1997           1996
                                              -----------    -----------    -----------    ----------    -----------
(Dollars in Thousands)
Non-accruing loans:
  One- to four-family                             $  492         $  643         $  822       $ 1,131         $  695
  Multi-family                                                                                 1,062          3,654
  Commercial real estate                                             64
  Construction or development                                                       12           171            171
  Consumer                                           120            111             77            99            185
                                              -----------    -----------    -----------    ----------    -----------
       Total                                         612            818            911         2,463          4,705
                                              -----------    -----------    -----------    ----------    -----------
Troubled debt restructurings                                                                   2,128          2,165
                                              -----------    -----------    -----------    ----------    -----------
Total non-performing loans                        $  612         $  818         $  911       $ 4,591        $ 6,870
                                              ===========    ===========    ===========    ==========    ===========

Real estate and other assets owned:
  One- to four-family                             $   27         $  112         $   93        $   41         $   22
  Consumer                                           183            236             89            53             54
                                              -----------    -----------    -----------    ----------    -----------
       Total                                         210            348            182            94             76
                                              -----------    -----------    -----------    ----------    -----------

Total non-performing assets                       $  822        $ 1,166        $ 1,093       $ 4,685        $ 6,946
                                              ===========    ===========    ===========    ==========    ===========
Total as a percentage of total
  assets                                          0.17 %         0.24 %         0.25 %        1.11 %         1.75 %
                                              ===========    ===========    ===========    ==========    ===========


         At March 31, 2000 and 1999 the Bank had no non-performing assets with an outstanding balance in excess of $100,000.

         Non-accruing Loans. As of March 31, 2000 the Bank had $612,000 of non-accruing loans compared to $818,000 as of March 31, 1999. For the year ended March 31, 2000, gross interest income which would have been recorded had the Bank's non-accruing loans been current in accordance with their original terms amounted to $40,000 and the amount that was included in interest income on such loans was $18,000.

         Real Estate Owned. At March 31, 2000, the Bank's real estate acquired through foreclosure was $27,000.

         Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of March 31, 2000, there was an aggregate of $5.4 million of loans which management is closely monitoring for the borrowers' ability to comply with current repayment terms compared to $7.3 million at March 31, 1999. Management believes it has taken a conservative approach in evaluating under-performing credits.

         Delinquent Loans. The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at March 31, 2000.


(Dollars in thousands)                                                  Loan Delinquent For:
                        -----------------------------------------------------------------------------------------------------------
                                    30-59 Days                           60-89 Days                   90 Days and Over
                                    ----------                           ----------                   ----------------
                           Number        Amount      Percentage   Number   Amount     Percentage   Number  Amount   Percentage
                           ------        ------      ----------   ------   ------     ----------   ------  ------   ----------
One- to four-family           37       $   1,285       45.89 %       6      $ 201       61.85 %       7     $ 379       75.95 %
Commercial                     3             375       13.39
Consumer                     113           1,140       40.72        17        124       38.15        16       120       24.05
                          -------   -------------   ---------      ----   --------   ---------      ----  --------  ----------
Total                        153       $   2,800      100.00 %      23      $ 325      100.00 %      23     $ 499      100.00 %
                          =======   =============   =========      ====   ========   =========      ====  ========  ==========


         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based upon management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of its loan activity.

         The following table sets forth an analysis of the Bank's allowance at the years indicated.


(Dollars in Thousands)                                                     At March 31,
                                             ----------------------------------------------------------------------
                                                  2000           1999          1998           1997          1996
                                             ----------------------------------------------------------------------
Balance at beginning of year                      $2,706         $1,973        $2,126         $2,238        $2,093

Charge-offs:
  One- to four-family                                 22             19            56                           11
  Multi-family                                                                     72
  Consumer                                           872            488           276            354            93
  Commercial business                                                                             17
                                             ----------------------------------------------------------------------
                                                     894            507           404            371           104
                                             ----------------------------------------------------------------------

Recoveries:
  One-to-four-family                                                 10                            2            11
  Multi-family & commercial                                                                       98             4
  Consumer                                           124            170            74             46            27
                                             ----------------------------------------------------------------------
                                                     124            180            74            146            42
                                             ----------------------------------------------------------------------

Net charge-offs                                      770            327           330            225            62
Provision charged to operations                      296            300           177            113           207
Acquired in branch acquisition                                      760
                                             ----------------------------------------------------------------------
Balance at end of year                          $  2,232       $  2,706        $1,973         $2,126        $2,238
                                             ======================================================================

Ratio of net charge-offs during the
  period to average loans outstanding
  during the year                                  0.24%          0.12%         0.15%          0.11%         0.03%
                                             ======================================================================

Ratio of net charge-offs during the
  period to ending non-performing
  assets                                          93.67%         28.04%        30.19%          4.80%         0.89%
                                             ======================================================================

Ratio of provision for loan losses
  to total loans                                   0.09%          0.09%         0.08%          0.05%         0.10%
                                             ======================================================================
Ratio of allowance for loan losses
      to non-performing loans                    364.71%        330.81%       216.58%         46.31%        32.58%
                                             ======================================================================

Ratio of allowance for loan losses
 to total loans                                    0.68%          0.84%         0.87%          1.00%         1.07%
                                             ======================================================================

Asset/Liability Management

         The measurement and analysis of the exposure of the Bank to changes in the interest rate environment is referred to as asset/liability management. One method used to analyze the Bank's sensitivity to changes in interest rates is to measure the difference between the amount of interest-earning assets which are anticipated to mature or reprice within a given period of time compared to the amount of interest-bearing liabilities which are expected to mature or reprice within the same period. This difference is known as the interest rate sensitivity "gap." A gap is considered positive when the amount of interest rate sensitive assets anticipated to reprice or mature exceeds the amount of interest rate sensitive liabilities anticipated to reprice or mature in a given period. A gap is considered negative when the amount of interest rate sensitive liabilities anticipated to reprice or mature exceeds the amount of interest rate sensitive assets anticipated to reprice or mature in a given period.

         At March 31, 2000, the Company's total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $99.3 million, representing a negative cumulative one-year gap ratio of 20.2% of total assets. The Company relies on certain assumptions, such as the amount and timing of loan prepayments, among others, in the measurement of the interest rate sensitivity gap. In light of the Company's negative cumulative one-year gap ratio, management believes that an increase in interest rates will adversely effect its net interest income.

         The Company focuses lending efforts toward the origination and purchase of competitively priced adjustable-rate loan products and fixed-rate loan products with relatively short terms to maturity, generally fifteen years or less. This allows the Company to maintain a portfolio of loans which will be sensitive to changes in the level of interest rates while providing a reasonable spread to the cost of liabilities used to fund the loans.

         The effect of these assumptions is to quantify the dollar amount of items that are interest-sensitive and which can be repriced within each of the periods specified. Such repricing can occur in one of three ways: (i) the rate of interest to be paid on an asset or liability may adjust periodically on the basis of an interest rate index, (ii) an asset or liability such as a mortgage loan may amortize, permitting reinvestment of cash flows at the then-prevailing interest rate, or (iii) an asset or liability may mature, at which time the proceeds can be reinvested at the current market rates.

         The following table sets forth the interest rate sensitivity of the Company's assets and liabilities at March 31, 2000 on the basis of the above-described assumptions, and sets forth the repricing dates of the Company's interest-earning assets and interest-bearing liabilities at March 31, 2000 and the Company's interest rate sensitivity "gap" percentages at the dates indicated. Information presented is based on estimated prepayment rates ranging from 9% to 50% for loans and mortgage-backed securities, depending on their maturity and yield. Passbook savings and NOW account balances assume a 17% and 37% annual decay rate, respectively, and money market demand amounts assume a 79% annual decay rate.

                                                                  Maturing or Repricing
                                         --------------------------------------------------------------------------
                                           Less than         6-12         Over 1-3        Over 3-5        Over
                                            6 Months        Months          Years          Years         5 Years
                                         ---------------  ----------------------------  -------------  ------------
(Dollars in Thousands)
Fixed-rate one- to four-
 family, multi-family (including
 mortgage-backed securities),
 commercial real estate and
 construction loans                          $   20,368      $  9,279       $  29,879      $  22,091      $ 41,917
Adjustable rate one- to four-
 family, multi-family (including
 mortgage-backed securities),
 commercial real estate and
 construction loans                              47,478        14,187          45,797         23,677        26,401
Consumer loans                                   32,007        16,308          30,755         10,809         9,406
Investment securities and other                  11,973                         3,000          6,000        46,933

                                         --------------------------------------------------------------------------
  Total interest-earning assets                 111,826        39,774         109,431         62,577       124,657
                                         --------------------------------------------------------------------------

Savings deposits                                  4,129         3,852          12,275          8,002        19,180
Demand and NOW deposits                          21,307        11,993          13,887          4,336         7,753
Certificates                                    112,147        50,091          51,583         16,788         5,402
FHLB advances and other                          46,871           552          11,689          2,448        27,788

                                         --------------------------------------------------------------------------
  Total interest-bearing liabilities            184,454        66,488          89,434         31,574        60,123
                                         --------------------------------------------------------------------------

Interest-earning assets less
 interest-bearing liabilities                $  (72,628)    $ (26,714)      $  19,997      $  31,003      $ 64,534
                                         ==========================================================================

Cumulative interest-rate
 sensitivity gap                             $  (72,628)    $ (99,342)      $ (79,345)     $ (48,342)     $ 16,192
                                         ==========================================================================

Cumulative interest-rate
 gap as a percentage of assets                  -14.76%       -20.19%         -16.13%         -9.83%        3.29 %
                                         ==========================================================================


         In evaluating the Company's exposure to interest rate risk, certain shortcomings inherent in the method of analysis presented in the foregoing tables must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. For example, projected passbook, money market and NOW account maturities may materially change if interest rates change significantly or if alternative savings/investment products become attractive. The ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

         In addition, the foregoing table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes.

         The Office of Thrift Supervision ("OTS") requires the Bank to calculate the estimated change in its net portfolio value ("NPV") assuming an instantaneous, parallel shift in the Treasury yield curve either up or down in 100 basis point ("bp") intervals. NPV represents the sum of future cash flows discounted to present value. The OTS permits the Bank to utilize the OTS model to determine the impact of parallel and instantaneous shifts in the Treasury yields curve. While the OTS model uses data submitted by the Bank to the OTS, many of the assumptions imbedded in the model, such as loan prepayment rates and deposit decay rates, are determined by the OTS.

The following table sets forth the Bank's interest rate sensitivity of NPV as of March 31, 2000 as calculated by the OTS (dollars in 000's):


                                 Net portfolio value                           NPV as % of PV of Assets
                                 -------------------                           ------------------------
Change in
    rates              $ Amount       $ Change        % Change                 NPV Ratio        Change
--------------       ------------   ------------    ------------             ------------     ------------
         +300 bp         $22,568       -$25,499         -53%                    4.90%             -479 bp
         +200             31,328        -16,739          -35                     6.63             -306
         +100             39,927         -8,140          -17                     8.24             -145
            0             48,067                                                 9.69
         -100             55,322          7,255          +15                    10.91             +123
         -200             61,019         12,952          +27                    11.82             +213
         -300             67,079         19,012          +40                    12.75             +306

Liquidity and Capital Resources

         The OTS requires minimum levels of liquid assets. OTS regulations presently require the Bank to maintain an average daily balance of liquid assets (United States Treasury, federal agency and other investments) equal to at least 4.0% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank has historically maintained its liquidity ratio in excess of that required. At March 31, 2000, the amount of the Bank's liquidity was $124.5 million, resulting in a liquidity ratio of 39.14%.

         Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-bearing deposits and (iv) the objectives of its asset/liability management program. Excess liquidity generally is invested in interest-bearing overnight deposits and other short-term government and agency obligations. If the Bank requires additional funds, beyond its internal ability to generate, it has additional borrowing capacity with the FHLB and collateral eligible for repurchase agreements.

         The Bank principally uses its liquidity resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to purchase securities, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 2000, the Bank had approximately $26.1 million of loan commitments and an additional $4.7 million of undisbursed loans in process. The Bank anticipates that it will have sufficient funds available to meet current loan commitments.

         Certificates of deposit scheduled to mature in one year or less at March 31, 2000 totaled $162.2 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank, however, there can be no assurance that the Bank can retain all such deposits.

         Management believes that loan repayments and other sources of funds will be adequate to meet and exceed the Bank's foreseeable short- and long-term liquidity needs.

         The primary investing activities of the Bank include investing in loans, mortgage-backed securities, U.S. Treasury and agency securities and other investment securities. At March 31, 2000, these assets accounted for 89.8% of the Company's total assets. The purchases are funded primarily from loan repayments, maturities of securities, FHLB advances and increases in deposits and net income.

         At March 31, 2000, the Bank had outstanding borrowings of $86.9 million from the FHLB and had the capacity to borrow up to a total of approximately $164 million.

         Dividends are subject to determination and declaration by the Board of Directors, which will take into account the Company's consolidated financial condition and results of operations as well as other relevant factors. The
Company's ability to pay dividends is subject to federal regulations and its continued compliance with regulatory capital requirements. The Company is also subject to the requirements of Delaware law, which generally limits dividends to an amount in excess of a company's net assets over paid-in-capital, or, if there is no such excess, to its net profits for the current and immediately preceding fiscal year. See the Notes to the Consolidated Financial Statements for a further discussion.

Impact of Inflation and Changing Prices

         The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation.

         Unlike most industrial companies, virtually all of the assets and liabilities of Permanent Bank are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. In the present interest rate environment, the liquidity, maturity structure and quality of Permanent Bank's assets and liabilities are important factors in the maintenance of acceptable performance levels.

Item 7a.  Quantitative and Qualitative Disclosure About Market Risks
          ----------------------------------------------------------

         The Company is subject to various risks including credit quality, interest risk and liquidity. See "Asset Quality" contained in Part I, Item 1 and "Asset/Liability Management" and "Liquidity and Capital Resources" contained in
Part II, Item 7 of this report.

         The Company is also exposed to general competitive pressures and, as a regulated industry is subject to regulatory oversight. See "Competition" and "Regulation" in Part I, Item 1 of this report.

Item 8.  Financial Statements and Supplementary Data

                              TABLE OF CONTENTS FOR
                        CONSOLIDATED FINANCIAL STATEMENT
                                                                      Page(s)

Independent Auditors' Report........................................... 56

Consolidated Statements of Financial Condition at
     March 31, 2000 and 1999........................................... 57

Consolidated Statements of Income for the Years Ended
     March 31, 2000, 1999 and 1998..................................... 58

Consolidated Statements of Stockholders' Equity for the Years Ended
     March 31, 2000, 1999 and 1998..................................... 59

Consolidated Statements of Cash Flows for the Years Ended
     March 31, 2000, 1999 and 1998..................................... 60 - 61

Notes to Consolidated Financial Statements............................. 62 - 82

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and the Board of Directors of
           Permanent Bancorp, Inc.:

         We have audited the accompanying consolidated statements of financial condition of Permanent Bancorp, Inc. and its subsidiary (the "Company") as of March 31, 2000 and 1999 and the consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Permanent Bancorp, Inc. and its subsidiary as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




Deloitte & Touche LLP
May 25, 2000
Indianapolis,  Indiana

                             PERMANENT BANCORP, INC.
                 Consolidated Statements of Financial Condition

                                                                                                 March 31,
                                                                                 ------------------------------------------
                                                                                         2000                   1999
                                                                                 -------------------    -------------------
ASSETS:

Cash                                                                                   $ 10,155,966           $  7,591,117
Interest-bearing deposits                                                                 6,303,819              6,361,293
                                                                                 -------------------    -------------------
Total cash and cash equivalents                                                          16,459,785             13,952,410

Securities available for sale - at fair value
   (amortized cost - $112,739,096 and $117,279,217)                                     108,069,628            117,289,086
Securities held to maturity (fair value - $5,926,222
   and $6,627,235)                                                                        6,701,343              6,919,793
Other investments                                                                         1,710,635              1,698,477
Loans (net of allowance for loan losses of $2,231,826 and
   $2,706,408)                                                                          327,150,866            321,030,131
Interest receivable, net                                                                  2,888,879              2,824,211
Office properties and equipment                                                           9,498,672              8,687,387
Other assets                                                                             19,515,526             19,937,789
                                                                                 -------------------    -------------------
TOTAL ASSETS                                                                           $491,995,334           $492,339,284
                                                                                 ===================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits                                                                               $355,837,875           $345,341,089
Federal Home Loan Bank advances                                                          86,848,182             96,503,610
Advance payments by borrowers for taxes and insurance                                       912,335                974,636
Other debt                                                                                2,500,000              3,000,000
Interest payable                                                                          2,420,227              2,204,007
Other liabilities                                                                         2,036,971              3,454,755
                                                                                 -------------------    -------------------
TOTAL LIABILITIES                                                                       450,555,590            451,478,097


Commitments and contingencies

STOCKHOLDERS' EQUITY:

Serial Preferred Stock ($.01 par value) Authorized and unissued
     - 1,000,000 shares
Common Stock ($.01 par value)  Authorized - 9,000,000 shares Issued - 4,930,508;
   Outstanding - 4,207,100
   and 3,978,322                                                                             49,241                 49,241
Additional paid-in capital                                                               25,860,821             24,844,508
Treasury Stock - 708,008 and 936,786 shares - at cost                                    (7,688,842)            (9,920,624)
Retained Earnings - substantially restricted                                             26,553,405             26,573,401
Accumulated other comprehensive income, net
   of deferred tax of ($1,572,637) and $3,909                                            (3,096,831)                 5,960
ESOP borrowing                                                                             (238,050)              (476,100)
Unearned compensation - restricted stock awards                                                                   (215,199)
                                                                                 -------------------    -------------------
TOTAL STOCKHOLDERS' EQUITY                                                               41,439,744             40,861,187
                                                                                 -------------------    -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $491,995,334           $492,339,284
                                                                                 ===================    ===================

See notes to consolidated financial statements.

                             PERMANENT BANCORP, INC.
                        Consolidated Statements of Income

                                                                               Year Ended March 31,
                                                            ----------------------------------------------------------
                                                                   2000                 1999                1998
                                                            -----------------     ----------------    ----------------
INTEREST INCOME:
  Loans                                                         $ 25,522,808         $ 22,758,455        $ 17,509,318
  Securities                                                       7,440,079            9,405,583          12,472,811
  Deposits                                                           353,209              284,102             106,454
  Dividends on Federal Home Loan Bank stock                          440,745              437,696             432,823
                                                            -----------------     ----------------    ----------------
                                                                  33,756,841           32,885,836          30,521,406
                                                            -----------------     ----------------    ----------------
INTEREST EXPENSE:
  Deposits                                                        15,169,317           14,755,940          13,431,142
  Federal Home Loan Bank advances                                  5,197,654            5,001,771           5,865,542
  Other long-term debt                                               212,416              150,792
  Short-term borrowings                                               50,383                  510              45,827
                                                            -----------------     ----------------    ----------------
                                                                  20,629,770           19,909,013          19,342,511
                                                            -----------------     ----------------    ----------------

NET INTEREST INCOME                                               13,127,071           12,976,823          11,178,895

PROVISION FOR LOAN LOSSES                                            295,500              300,000             177,050
                                                            -----------------     ----------------    ----------------

NET INTEREST INCOME AFTER LOAN LOSS
  PROVISION                                                       12,831,571           12,676,823          11,001,845
                                                            -----------------     ----------------    ----------------

OTHER INCOME:
  Service charges                                                  1,752,033            1,491,788             984,668
  Gain on sale of loans                                              108,345              205,837              91,866
  Commissions                                                        651,333              591,192             607,806
  Gain on sale of securities                                                              229,708              42,643
  Gain on sale of real estate owned                                   21,358               39,790              41,966
  Other                                                              462,287              472,625             323,044
                                                            -----------------     ----------------    ----------------
                                                                   2,995,356            3,030,940           2,091,993
                                                            -----------------     ----------------    ----------------
OTHER EXPENSE:
  Salaries and employee benefits                                   6,122,814            5,695,772           4,519,290
  Deposit insurance assessment                                       243,382              271,397             275,986
  Occupancy                                                        1,149,623            1,020,658             821,412
  Equipment                                                          830,851              763,669             608,472
  Computer service                                                   796,708              705,748             537,903
  Advertising                                                        374,724              412,183             354,370
  Postage and office supplies                                        428,015              444,469             285,906
  Merger related expenses                                            584,183
  Other                                                            2,186,962            1,588,871           1,227,988
                                                            -----------------     ----------------    ----------------
                                                                  12,717,262           10,902,767           8,631,327
                                                            -----------------     ----------------    ----------------
INCOME BEFORE INCOME TAXES                                         3,109,665            4,804,996           4,462,511

INCOME TAX PROVISION                                                 915,790            1,945,111           1,817,344
                                                            -----------------     ----------------    ----------------

NET INCOME                                                      $  2,193,875          $ 2,859,885         $ 2,645,167
                                                            =================     ================    ================

EARNINGS PER SHARE OF COMMON STOCK:
   Basic                                                         $      0.55           $     0.72          $     0.65
   Diluted                                                              0.54                 0.70                0.62

AVERAGE SHARES OUTSTANDING
   Basic                                                           3,969,419            3,956,590           4,048,150
   Diluted                                                         4,053,031            4,062,155           4,299,366

See notes to consolidated financial statements.

                                      PERMANENT BANCORP, INC.
                          Consolidated Statements of Stockholders' Equity
                         For the Year Ended March 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------------------------------------------------------

                                                 Common Stock            Additional
                                        ---------------------------        Paid-in          Treasury          Retained
                                             Shares          Amount        Capital            Stock           Earnings
                                        -----------------------------------------------------------------------------------

BALANCES, APRIL 1, 1997                     4,282,178       49,180       24,020,823        (5,547,823)       23,393,701

Net income                                                                                                    2,645,167
Unrealized gain on
  securities available for sale

Total comprehensive income

ESOP shares earned                                                          383,336
Vesting of restricted stock awards
Cancellation of restricted
   stock awards                                (2,856)         (29)         (14,251)
Purchase of Treasury Stock                    (92,000)                                       (993,628)
Issuance of retricted stock awards              9,000           90          135,754
Exercise of stock options                      36,112                                         286,368          (103,131)
Payment of dividends                                                                                           (808,610)
                                        -----------------------------------------------------------------------------------
BALANCES, MARCH 31, 1998                    4,232,434       49,241       24,525,662        (6,255,083)       25,127,127

Net income                                                                                                    2,859,885
Unrealized loss on
  securities available for sale

Total comprehensive income

ESOP shares earned                                                          318,846
Vesting of restricted stock awards
Cancellation of restricted
   stock awards                                (2,866)                                        (14,330)
Purchase of Treasury Stock                   (302,100)                                     (4,163,316)
Issuance of retricted stock awards              6,400                        19,751            64,974
Exercise of stock options                      44,454                       (19,751)          447,131          (205,109)
Payment of dividends                                                                                         (1,208,502)
                                        -----------------------------------------------------------------------------------
BALANCES, MARCH 31, 1999                    3,978,322       49,241       24,844,508        (9,920,624)       26,573,401

Net income                                                                                                    2,193,875
Unrealized loss on AFS securities
  securities available  for sale
Total comprehensive income
ESOP shares earned                                                          301,898
Vesting of restricted stock awards
Cancellation of restricted
   stock awards                                (1,360)                                        (14,398)
Purchase of Treasury Stock                    (44,497)                                       (683,886)
                                        -----------------------------------------------------------------------------------
Exercise of stock options                     274,635                       714,415         2,930,066        (1,093,261)
Payment of dividends                                                                                         (1,120,610)
                                        -----------------------------------------------------------------------------------
BALANCES, MARCH 31, 2000                    4,207,100      $49,241      $25,860,821       ($7,688,842)      $26,553,405
                                        ===================================================================================


                                     PERMANENT BANCORP, INC.
                         Consolidated Statements of Stockholders' Equity
                         For the Year Ended March 31, 2000, 1999 and 1998
---------------------------------------------------------------------------------------------------------

                                       Accumulated Other                      Restricted         Total
                                        Comprehensive            ESOP           Stock        Stockholders'
                                        Income (Loss)         Borrowing         Awards          Equity
                                     --------------------------------------------------------------------

BALANCES, APRIL 1, 1997                     (1,590,591)        (952,200)      (278,463)       39,094,627

Net income                                                                                     2,645,167
Unrealized gain on
  securities available for sale              1,815,838                                         1,815,838
                                                                                               ---------
Total comprehensive income                                                                     4,461,005
                                                                                               ---------
ESOP shares earned                                              238,050                          621,386
Vesting of restricted stock awards                                             125,242           125,242
Cancellation of restricted
   stock awards                                                                 14,280
Purchase of Treasury Stock                                                                      (993,628)
Issuance of retricted stock awards                                            (135,844)
Exercise of stock options                                                                        183,237
Payment of dividends                                                                            (808,610)
                                     --------------------------------------------------------------------
BALANCES, MARCH 31, 1998                       225,247         (714,150)      (274,785)       42,683,259

Net income                                                                                     2,859,885
Unrealized loss on
securities available for sale                 (219,287)                                         (219,287)
                                                                                                ---------
Total comprehensive income                                                                     2,640,598
                                                                                               ---------
ESOP shares earned                                              238,050                          556,896
Vesting of restricted stock awards                                             129,981           129,981
Cancellation of restricted
   stock awards                                                                 14,330                 0
Purchase of Treasury Stock                                                                    (4,163,316)
Issuance of retricted stock awards                                             (84,725)                0
Exercise of stock options                                                                        222,271
Payment of dividends                                                                          (1,208,502)
                                     --------------------------------------------------------------------
BALANCES, MARCH 31, 1999                         5,960         (476,100)      (215,199)       40,861,187

Net income                                                                                     2,193,875
Unrealized loss on
securities available for sale               (3,102,791)                                       (3,102,791)
                                                                                       ------------------
Total comprehensive income                                                                      (908,916)
                                                                                       ------------------
ESOP shares earned                                              238,050                          539,948
Vesting of restricted stock awards                                             200,801           200,801
Cancellation of restricted
   stock awards                                                                 14,398
Purchase of Treasury Stock                                                                      (683,886)
                                     --------------------------------------------------------------------
Exercise of stock options                                                                      2,551,220
Payment of dividends                                                                          (1,120,610)
                                     --------------------------------------------------------------------
BALANCES, MARCH 31, 2000                   ($3,096,831)       ($238,050)            $0       $41,439,744
                                     ====================================================================

See note to consolidated financial statements


                                    PERMANENT BANCORP, INC.
                            Consolidated Statements of Cash Flows

                                                                             Year Ended March 31,
                                                           ---------------------------------------------------
                                                                   2000              1999              1998
                                                           ----------------  ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $2,193,875        $2,859,885       $2,645,167
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation, amortization and accretion                     1,274,639         1,244,841          814,664
    Vesting of restricted stock awards                             146,614           129,981          125,243
    Provisions for loan losses                                     295,500           300,000          177,050
   (Gain) on sale of securities                                                     (229,708)         (42,641)
   (Gain) on sale of loans                                        (108,345)         (205,837)         (91,866)
   (Gain) loss on sale of other assets                             (66,435)          (15,631)         (74,288)
    ESOP shares earned                                             324,984           318,846          383,336
  Proceeds from the sales of loans held for sale                 8,657,663        12,926,125        5,169,926
  Origination of loans for resale                               (8,549,318)      (12,720,288)      (5,078,060)
Changes in assets and liabilities:
  Other investments                                                 88,690          (597,651)         (51,135)
  Interest receivable                                             (147,939)          162,142          268,912
  Other assets                                                   2,386,812          (711,591)        (173,604)
  Interest payable                                                 216,220            10,459          143,821
  Other liabilities                                              2,103,605        (9,145,930)       1,456,931
                                                           ----------------  ----------------  ---------------
       Net cash provided by (used in) operating activities       8,816,565        (5,674,357)       5,673,456
                                                           ----------------  ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired through branch purchase                                           26,933,017        4,578,736
  Loans originated                                            (134,189,861)     (168,807,683)     (71,424,204)
  Loan principal repayments                                    156,879,414       125,616,701       73,116,431
  Proceeds from maturities and calls of securities               3,000,000       143,007,087       61,016,550
  Sales of:
       Securities                                                                 41,112,062       24,072,258
       Other assets                                                517,574           271,376          323,174
  Purchases of:
       Securities                                              (14,104,277)     (150,710,053)     (97,993,517)
       Loans                                                   (32,744,354)       (9,885,578)     (17,257,140)
       Other assets                                             (1,716,975)         (834,601)        (730,464)
  Payments on mortgage-backed securities                        15,593,922        29,378,578       24,282,962
  Increase in cash surrender value of life insurance              (182,115)       (1,301,575)         (71,155)
  Other                                                             55,356            12,001           16,437
                                                           ----------------  ----------------  ---------------
       Net cash provided by (used in) investing activities     (6,891,316)       34,791,332          (71,075)
                                                           ----------------  ----------------  ---------------

Continued on next page


                                         PERMANENT BANCORP, INC.
                            Consolidated Statements of Cash Flows - Continuation

                                                                                                Year Ended March 31,
                                                                              ------------------------------------------------------
                                                                                    2000               1999               1998
                                                                              ----------------   ----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                   (1,087,899)          (969,805)          (808,610)
  Purchase of treasury stock                                                         (93,125)        (4,163,316)          (993,628)
  Net change in deposits                                                           10,496,786        (16,720,332)        (3,542,954)
  Proceeds from FHLB advances                                                     130,300,000        174,749,242        274,500,000
  Proceeds from other debt                                                                             4,153,875       (273,631,307)
  Repayment of other debt                                                            (500,000)        (1,153,875)
  Payments on FHLB advances                                                      (139,955,428)      (177,598,310)
  Principal repayments of ESOP borrowing                                              238,050            238,050            238,050
  Advance payments by borrowers for taxes and insurance                               (62,301)            (5,223)           (34,739)
  Net change in other borrowed funds                                                                                     (1,793,967)
  Net proceeds from issuance of common stock                                        1,246,043            222,270            183,237
                                                                              ----------------   ----------------   ----------------

          Net cash provided by (used in) financing activities                         582,126        (21,247,424)        (5,883,918)
                                                                              ----------------   ----------------   ----------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                2,507,375          7,869,551           (281,617)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   13,952,410          6,082,859          6,364,476
                                                                              ----------------   ----------------   ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $16,459,785        $13,952,410         $6,082,859
                                                                              ================   ================   ================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest                                                                     $20,413,550        $19,898,554        $19,198,690
     Income taxes                                                                     920,000          1,595,000          1,588,000
   Noncash transactions:
     Transfers from loans to real estate owned                                        175,204            356,332            151,339
      Liability for purchase of available for sale securities                                                             8,995,000
     Transfer of held to maturity securities to securities
          available for sale                                                                          16,324,314
     Purchase of treasury shares                                                      590,761

See notes to consolidated financial statements.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and financial reporting policies of Permanent Bancorp, Inc. (the "Company") and its subsidiary, Permanent Bank (the "Bank"), conform to generally accepted accounting principles and reporting practices followed by thrift holding companies. The more significant policies are described below.

         Basis of Presentation - The consolidated financial statements include the accounts of the Company and the Bank, which is wholly owned. All significant intercompany balances and transactions have been eliminated. The Company operates as a single business segment.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates most susceptible to change in the near term include the allowance for loan losses and the fair value of securities.

         Cash and cash equivalents - All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

         Securities Available for Sale and Securities Held to Maturity - Securities are classified and accounted for as follows:

         o Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held to maturity securities" and reported at amortized cost. Debt securities classified as held to maturity and sold within three months of their expected maturity or call dates are considered maturities of the securities. Similarly, the sale of held to maturity debt securities occurring after the Company has collected at least 85% of the principal originally acquired is considered a maturity of the security.

         o Debt and equity securities that are acquired and held principally for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value with unrealized gains and losses included in earnings. The Company has not held trading securities during the three years ended March 31, 2000.

         o Debt and equity securities not classified as either held to maturity or trading securities are classified as "available for sale securities" and reported at fair value with unrealized gains and losses, after applicable taxes, excluded from earnings and reported as a separate component of stockholders' equity.

         Premiums and discounts are amortized over the contractual lives of the related securities using the level yield method. Gains or losses on sales of securities are based on the specific identification method.

         As discussed below, SFAS No. 133, "Accounting For Derivative Investments," permitted a one-time transfer of securities previously classified as held to maturity to the available for sale category. On October 1, 1998 the Company transferred mortgage-backed securities previously classified as held-to-maturity into the available-for-sale category at fair value. At the time of the transfer these securities had an amortized cost of $16,113,992 and a fair value of $16,324,314.

         Other Investments - The Bank, through a subsidiary, has an investment in an insurance company partnership, which underwrites various types of life and disability insurance and annuity programs. The investment is recorded using the equity method.

         Loans - Loans are reported at their outstanding principal balance net of the allowance for loan losses and any deferred fees or costs on originated loans. Deferred loan fees and origination costs are amortized and recognized as an adjustment of yield over the life of the loan.

         The Bank originates loans for portfolio investment or for sale in the secondary market. During the loan origination period, loans are designated as held for sale or portfolio investment. Loans held for sale are carried at the lower of cost or market, determined on an individual loan basis.

         Allowance for Losses - The balance in the allowance for loan losses and the amount of the provision for loan losses are determined based upon a number of factors. The allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations, collateral values and other factors. While management endeavors to use the best information available in making the evaluations, future allowance adjustments may be necessary. Increases to the allowance are recorded by a provision for possible loan losses charged to expense. A loan is charged off by management as a loss when deemed uncollectable, although collection efforts continue and future recoveries may occur.

         Loan Servicing - The Company services mortgage loans for permanent investors under servicing contracts. Fees earned for servicing loans owned by investors are based on the outstanding principal balances of the loans being serviced and are recognized as income when the related mortgage payments are received. Loan servicing costs are charged to expense as incurred. When loans are sold servicing assets are recognized.

         Office Properties and Equipment is carried at cost less accumulated depreciation. Depreciation is computed on the straight-line and accelerated methods over estimated useful lives that range from three to thirty-five years.

         Real Estate Owned - When property is acquired, it is recorded at the lower of cost or estimated fair value at the date of acquisition less any estimated selling costs and any write-down resulting is charged against the allowance for loan losses. Any subsequent deterioration of the property is charged directly to real estate owned expense. Loans secured by property for which there is an indication that the borrower has little or no equity in the collateral based upon the current fair value of the collateral, no longer has the ability to repay the loan and it is doubtful that equity will be rebuilt in the foreseeable future are classified as in-substance foreclosures. Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding and maintaining the property is charged to expense.

         Goodwill represents the fair market value of liabilities assumed and cash consideration paid over the fair market value of assets acquired. Goodwill is amortized over the life of the underlying net assets or liabilities that give rise to it but not more than fifteen years. Impairment of goodwill results in a charge to expense. Amortization expense for the years ended March 31, 2000, 1999 and 1998 was $695,816, $602,682 and $167,036, respectively. Goodwill of $8,660,000 and $9,356,000 is included in Other Assets in the Consolidated
Statements of Financial Condition at March 31, 2000 and March 31, 1999, respectively.

        Uncollected Interest - The Bank provides an allowance for the loss of uncollected interest on loans which are more than 90 days past due. The allowance is established by a charge to interest income equal to all interest previously accrued and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments returns to normal, in which case the loan is returned to accrual status.

        Federal Income Taxes - Deferred income tax assets and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and basis of such assets and liabilities as measured by tax laws and regulations. The Company and the Bank file consolidated income tax returns.

        New Accounting Pronouncements - In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments," which establishes accounting and reporting standards for derivative instruments including derivative instruments embedded in financial instruments and for hedging. The Company adopted this statement on October 1, 1998 and, except for the reclassification of securities from the held-to-maturity to the available-for-sale category noted above, the adoption of this statement had no significant impact on the financial condition, results of operations or cash flows of the Company.

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" became effective during the fiscal year 1999. The Company has determined that it operates as a single segment which is community banking. At March 31, 2000 and 1999, the Bank had assets of approximately $492.7 million and $493.7 million, or substantially all of consolidated assets as of these dates. Net income of the Bank for the three years ended March 31, 2000 was $3,045,000, $3,074,000 and $2,706,000 or 138%, 108% and 102% of consolidated net income for fiscal years 2000, 1999 and 1998. Net interest income at the Bank for each of the three years ended March 31, 2000 exceeded 98% of consolidated net interest income.

         Earnings per Share - The difference between basic and diluted earnings per share represents the dilutive impact of the Company's outstanding stock options. The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                                Year Ended March 31,
                                    -------------------------------------------
                                        2000           1999            1998
                                    ------------   ------------   -------------
Basic average common shares           3,969,419      3,956,590       4,048,150
Dilutive effect of stock options         83,612        105,565         251,216
                                    ------------   ------------   -------------
Diluted average common shares         4,053,031      4,062,155       4,299,366
                                    ============   ============   =============


         Acquisitions - On June 26, 1998 the Company acquired deposits and certain assets of four branch banking locations from NBD Bank, N.A. in a purchase transaction. The operating results of the acquired branches have been consolidated since the acquisition date. As a result of the purchase, the Company acquired $79.1 million of deposits, $43.6 million of loans, $900,000 of office properties and equipment and received cash of approximately $26.9 million. The purchase created approximately $9.5 million of goodwill.

         On May 19, 1997 the Company acquired in a purchase transaction a branch facility, which included $5.7 million of deposit liabilities, $838,000 of office properties and equipment and $30,000 of other assets. This transaction created approximately $294,000 of goodwill.

         Pro forma information is not presented since the transactions are not considered significant.

         Pending Merger - On December 20, 1999, the Company announced an agreement to merge with Old National Bancorp, Inc. ("Old National") in a stock transaction valued at approximately $92 million.

         The agreement calls for a fixed price with the exchange ratio to be based on the price of Old National stock at the time of the closing subject to adjustment. The agreement provides for adjustments in the exchange ratio and the renegotiation of the agreement under certain conditions. The following is a description of the significant provisions of the agreement related to the exchange ratio. Old National share prices have been adjusted from the original agreement to reflect the 5% stock dividend payable to its shareholders of record on January 6, 2000.

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

         The Company has in conjunction with this merger retained the services of qualified professionals to advise it on merger related matters. Included in operating results for the year ended March 31, 2000 are approximately $439,000 of expenses related to these services.

         In addition, as of December 13, 1999, the Company accelerated the vesting of all shares of stock held under the Recognition and Retention Plan
(RRP) which resulted in a pre-tax charge to earnings of approximately $145,000.

         Because of this pending merger, the employment contract of the Chairman of the Board and Chief Executive Officer of the Company, which was scheduled to terminate on March 31, 2000, was extended to the earlier of the completion of the merger or the end of the month following the termination of the merger agreement. In conjunction with and upon completion of the merger the Chairman of the Board and Chief Executive Officer of the Company will enter into an eighteen month consulting agreement with Old National.

         As part of the merger agreement the Company has agreed to repay all borrowings of the parent company, which amounted to $2,500,000 at March 31, 2000, and refrain from borrowing under the $1,000,000 line of credit. See "Other Debt" note.

         Changes In Presentation - Certain items appearing in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

2.       SECURITIES

         The amortized cost and estimated fair values of securities available for sale and securities held to maturity is summarized as follows:

                                                                        March 31, 2000
                                               Amortized               Gross Unrealized                Fair
                                                  Cost               Gains          Losses             Value
                                          ----------------------------------------------------------------------
  Securities available for sale:
    U.S. Agency                             $   63,184,591                     $  4,298,931      $   58,885,660
    FHLMC certificates                          15,981,838        $  23,626         290,898          15,714,566
    FNMA certificates                           18,257,776           66,465         259,276          18,064,965
    GNMA certificates                           15,314,891          130,623          41,077          15,404,437
                                          ----------------------------------------------------------------------
  Total securities available for sale          112,739,096          220,714       4,890,182         108,069,628
                                          ----------------------------------------------------------------------
 Securities held to maturity:
   Municipal & Revenue Bonds                     6,701,343                          775,121           5,926,222
                                          ----------------------------------------------------------------------
Total securities                            $  119,440,439        $ 220,714    $  5,665,303      $  113,995,850
                                          ======================================================================


                                                                      March 31, 1999
                                          ----------------------------------------------------------------------
                                                 Amortized             Gross Unrealized                Fair
                                                   Cost              Gains          Losses             Value
                                          ----------------------------------------------------------------------
  Securities available for sale:
    U.S. Agency                             $   62,947,099                      $   469,103      $   62,477,996
    FHLMC certificates                          16,734,901        $ 247,720          29,472          16,953,149
    FNMA certificates                           17,419,111          206,609          29,121          17,596,599
    GNMA certificates                           20,178,106          151,872          68,636          20,261,342
                                          ----------------------------------------------------------------------
  Total securities available for sale          117,279,217          606,201         596,332         117,289,086
                                          ----------------------------------------------------------------------
 Securities held to maturity:
   Municipal & Revenue Bonds                     5,908,859                          290,346           5,618,513
   Other                                         1,010,934                            2,212           1,008,722
                                          ----------------------------------------------------------------------
   Total securities held to maturity             6,919,793                          292,558           6,627,235
                                          ----------------------------------------------------------------------
Total securities                            $  124,199,010        $ 606,201     $   888,890      $  123,916,321
                                          ======================================================================

The estimated fair value of U.S. Agency securities pledged to the Federal Home Loan Bank of Indianapolis as security for advances is approximately $20,151,000.

         The amortized cost and estimated fair value of securities at March 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                             Amortized                 Fair
                                                Cost                  Value
                                       ----------------------------------------
Due within 1 year
  FHLMC certificates                           $281,721               $280,566
                                       -----------------      -----------------
                                                281,721                280,566
                                       -----------------      -----------------
Due after 1 year through 5 years
  U.S. Agency                                14,000,000             13,383,705
  FHLMC certificates                          2,382,972              2,352,247
  FNMA certificates                             682,927                687,121
                                       -----------------      -----------------
                                             17,065,899             16,423,073
                                       -----------------      -----------------

Due after 5 years through 10 years
  U.S. Agency                                33,675,317             31,652,531
  FHLMC certificates                          1,882,196              1,820,903
  FNMA certificates                           3,408,956              3,259,355
  GNMA certificates                             393,417                379,956
                                       -----------------      -----------------
                                             39,359,886             37,112,745
                                       -----------------      -----------------

Due after 10 years through 15 years
  U.S. Agency                                12,980,961             11,751,163
  FHLMC certificates                            683,996                653,216
  FNMA certificates                             160,544                158,746
  Municipal & Revenue Bonds                   1,325,226              1,141,102
                                       -----------------      -----------------
                                             15,150,727             13,704,227
                                       -----------------      -----------------

Due after 15 years
  U.S. Agency                                 2,528,313              2,098,261
  FHLMC certificates                         10,750,953             10,607,634
  FNMA certificates                          14,005,349             13,959,743
  GNMA certificates                          14,921,474             15,024,481
  Municipal & Revenue Bonds                   5,376,117              4,785,120
                                       -----------------      -----------------
                                             47,582,206             46,475,239
                                       -----------------      -----------------
   Total                                   $119,440,439           $113,995,850
                                       =================      =================


         There were no sales of securities during the year ended March 31, 2000 and activities related to the security sales for the years ended March 31, 1999 and 1998 are:

                                       Year Ended March 31,
                                ----------------------------------
                                      1999             1998
                                ----------------------------------
Prodeeds from sales               $41,101,856      $24,072,258
Gross gains on sales                  239,914           51,776
Gross loss on sales                    10,206            9,135

3.     LOANS

       Approximately 84% of the Bank's loans are to customers in Indiana and it has no foreign loans. The portfolio of loans consists of residential, commercial real estate, commercial construction, consumer and other loans.

                                                                        March 31,
                                                      ------------------------------------------
                                                               2000                    1999
                                                      -------------------      -----------------
First mortgage:
  Secured by one-to-four family residences                 $ 171,957,118           $171,249,927
  Secured by other properties                                 45,584,797             31,897,812
  Construction loans                                           5,939,129              8,193,828
Automobile                                                    57,320,284             56,779,077
Consumer                                                      26,917,610             26,609,416
Commercial                                                    15,965,302             17,327,986
Commercial paper                                               3,966,748              9,275,099
Credit card                                                      544,997                582,185
Other loans                                                    1,421,414              2,183,603
                                                      -------------------      -----------------
Subtotal                                                     329,617,399            324,098,933

Allowance for loan losses                                     (2,231,826)            (2,706,408)
Deferred loan fees and undisbursed proceeds                     (234,707)              (362,394)
                                                      -------------------      -----------------
Loans, net                                                 $ 327,150,866           $321,030,131
                                                      ===================      =================

       The principal balance of nonaccrual loans totaled approximately $612,000 and $818,000 at March 31, 2000 and 1999, respectively. For the years ended March 31, 2000 and 1999, gross interest income which would have been recorded had the Bank's non-accruing loans been current in accordance with their original terms amounted to $39,768 and $65,013 respectively. The amounts included in interest income on such loans were $18,289 and $20,681 for the years ended March 31, 2000 and 1999, respectively.

       The Bank originates commercial real estate loans. Such loans had a carrying value of approximately $46 million and $32 million at March 31, 2000 and 1999, respectively. These loans are considered by management to be of somewhat greater risk of uncollectibility than other loans due to the dependency on income production. Of the commercial real estate loans, $6 million and $3 million are collateralized by multi-family residential property at March 31, 2000 and 1999, respectively, and $40 million and $29 million by hotel, office and other property at March 31, 2000 and 1999, respectively.

       The Bank had commitments to make loans approximating $23,563,000 and $23,421,000 excluding undisbursed portions of loans in process at March 31, 2000 and 1999, respectively.

                   Fixed Rate                                              Adjustable Rate
------------------------------------------------         ----------------------------------------------
                              Book Value                                           Book Value
  Term to                      March 31,                    Term to Rate            March 31,
                --------------------------------                         ------------------------------
 Maturity             2000              1999                 Adjustment        2000             1999
------------------------------------------------         ----------------------------------------------
To.-1yr           $11,114,000       $30,171,000            To.-1yr.        $35,647,000     $27,279,000
1yr.-3yr.          24,232,000        18,322,000            1yr.-3yr.         6,484,000       4,978,000
3yr.-5yr.          71,462,000        65,390,000            3yr.-5yr.         8,192,000       7,272,000
5yr.-10yr.         48,778,000        46,433,000            5yr.-10yr.       47,990,000      37,219,000
10yr.-20yr.        62,303,000        78,742,000            10yr.-20yr.       1,159,000       1,006,000
Over 20 years      12,136,000         7,164,000            over 20 yrs         120,000         123,000
                --------------    --------------                         --------------   -------------
                 $230,025,000      $246,222,000                            $99,592,000     $77,877,000
                ==============    ==============                         ==============   =============


        The adjustable rate loans have interest rate adjustment limitations and are generally indexed on a weekly average yield of U.S. Treasury securities adjusted to a constant maturity of one year. Future market factors may affect the correlation of the interest rate adjustment with the rates the Bank pays on the short-term deposits that have been primarily utilized to fund these loans.

        Aggregate loans to officers and directors totaled $778,040 and $609,277 at March 31, 2000 and 1999, respectively. For the years ended March 31, 2000 and 1999 loans of $385,816 and $152,383 respectively, were disbursed to officers and directors and repayments of principal of $217,053 and $173,719, respectively, were received from officers and directors.

         The amount of loans serviced for others totaled approximately $37,650,000 and $36,328,000 at March 31, 2000 and 1999, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow amounts, disbursing payments to investors and foreclosure processing. In connection with loans serviced for others, the Bank held borrower's escrow balances of $231,392 and $228,391 at March 31, 2000 and 1999, respectively. The Bank is obligated to repurchase certain loans sold to and serviced for others, which become delinquent as defined by the various agreements. At March 31, 2000 and 1999, these obligations were limited to approximately $72,000 and $316,000, respectively.

        Loan servicing fee income for each of the three years ended March 31, 2000 was $93,901, $81,575, and $84,274, respectively.

        There were no restructured loans in the Bank's loan portfolio as of March 31, 2000 and 1999.

       An analysis of the allowance for loan losses is as follows:

                                                                  Year Ended March 31,
                                                -----------------------------------------------------
                                                       2000              1999              1998
                                                -----------------  ----------------  ----------------
Beginning balance                                     $2,706,408        $1,973,410        $2,126,225
Provision for losses charged to operations               295,500           300,000           177,050
Charge-offs                                             (894,278)         (506,753)         (403,896)
Recoveries                                               124,196           179,751            74,031
Acquired in branch acquisition                                             760,000
                                                -----------------  ----------------  ----------------
Ending balance                                        $2,231,826        $2,706,408        $1,973,410
                                                =================  ================  ================

       The recorded investment in loans considered impaired at March 31, 2000 and 1999 was $361,042 and $362,920 for which no specific valuation reserve has been established. For the years ended March 31, 2000 and 1999 the average recorded investment in impaired loans was approximately $347,000 and $243,000, respectively. Cash received for interest on impaired loans was $29,346 and $17,039 for the years ended March 31, 2000 and 1999, respectively.

         As a federally chartered savings bank, aggregate commercial real estate loans may not exceed 400% of capital as determined under the capital standards provisions of FIRREA. This limitation was approximately $171 million and $169 million as of March 31, 2000, and 1999, respectively.

        Also, under applicable regulations, the loans-to-one borrower limitation is defined and is generally 15% of unimpaired capital which, for the Bank, was approximately $5.4 million at March 31, 2000 and $4.9 million at March 31, 1999. At March 31, 2000 and 1999 there were no loans exceeding this limitation.

4.      OFFICE PROPERTIES AND EQUIPMENT

         Office properties and equipment are summarized as follows:

                                                         March 31,
                                           ----------------------------------
                                                 2000               1999
                                           ----------------   ---------------

Land                                            $2,506,477        $2,578,358
Office buildings                                 8,908,807         8,212,588
Furniture and equipment                          4,006,831         3,551,173
Leasehold improvements                             389,713           289,824
Automobiles                                         55,642            55,642
                                           ----------------   ---------------
      Total                                     15,867,470        14,687,585
Less accumulated depreciation                    6,368,798         6,000,198
                                           ----------------   ---------------
Office properties and equipment, net            $9,498,672        $8,687,387
                                           ================   ===============

        Depreciation expense included in operations during the years ended March 31, 2000, 1999 and 1998 totaled $598,950, $538,412 and $556,598, respectively.

5.       DEPOSITS

         Deposit accounts are summarized as follows:

                                                             March 31,
                                --------------------------------------------------------------------
                                               2000                                1999
                                ----------------------------------    ------------------------------
                                                       Average                            Average
                                    Amount              Rate               Amount           Rate
                                ---------------   ----------------    ---------------  -------------

Noninterest-bearing                $13,112,294                           $12,267,705
NOW and MMDA's                      59,276,434          2.4%              57,644,600         1.0%
Passbook savings                    47,437,703          3.0               59,482,126         3.1
                                ---------------                       ---------------
Total                              119,826,431                           129,394,431
                                ---------------                       ---------------

Certificates of deposit:
  1.50 - 3.49%                          33,318          2.6                   40,396         2.4
  3.50 - 5.49%                     108,672,484          5.0              120,750,095         4.9
  5.50 - 7.49%                     124,571,102          6.0               92,403,547         6.1
  7.50 - 9.49%                       2,734,540          7.8                2,752,620         7.8
                                ---------------                       ---------------
Total certificates of deposit      236,011,444                           215,946,658
                                ---------------                       ---------------
Total                             $355,837,875                          $345,341,089
                                ===============                       ===============


         Certificates of deposit in the amount of $100,000 or more total approximately $58 million at March 31, 2000 and $30 million at March 31, 1999.

         A summary of certificate accounts by scheduled maturities at March 31, 2000 is as follows:

                     2001             2002             2003           2004           2005        Thereafter         Total
                ----------------------------------------------------------------------------------------------------------------
Less than
  3.49%                 $15,609         $17,709                                                                         $33,318
3.50 - 5.49%         73,118,450      23,861,311       $4,853,066     $3,976,817     $1,635,745      $1,227,095      108,672,484
5.50 - 7.49%         87,765,321      10,203,358       11,252,038      5,856,385      5,318,694       4,175,306      124,571,102
7.50 - 9.49%          1,338,473       1,396,067                                                                       2,734,540

                ----------------------------------------------------------------------------------------------------------------
                   $162,237,853     $35,478,445      $16,105,104     $9,833,202     $6,954,439      $5,402,401     $236,011,444
                ================================================================================================================

         Interest expense on deposits is as follows:

                                                    Year Ended March 31,
                             --------------------------------------------------------------------
                                    2000                     1999                    1998
                             -------------------     -------------------     --------------------
NOW and MMDA's                   $    1,267,208          $    1,141,417            $     716,098
Passbook savings                      1,640,274               1,974,533                1,951,908
Certificates of deposit              12,261,835              11,639,990               10,763,136
                             -------------------     -------------------     --------------------
                                 $   15,169,317          $   14,755,940           $   13,431,142
                             ===================     ===================     ====================


6.      FEDERAL HOME LOAN BANK ADVANCES

         Advances from the Federal Home Loan Bank of Indianapolis (FHLB) are as follows:

                                   Average Rate, March 31,                     Borrowings, March 31,
                                   -----------------------                     ----------------------
                             Fiscal Year         2000       1999                2000            1999
                         --------------------- ---------- --------- ----------------- ---------------
            Fixed Rate:
                         2000                              4.89%                            $805,873
                         2001                    6.12%     5.50%          $9,579,872      14,584,231
                         2002                    6.11%     5.46%             149,611       5,000,000
                         2003                    5.61%     4.80%          10,136,937       3,084,231
                         2004 & thereafter       5.32%     4.99%          40,481,762      73,029,275
                         --------------------- ---------- --------- ----------------- ---------------
                         Total fixed rate                                 60,348,182      96,503,610
                         --------------------- ---------- --------- ----------------- ---------------

         Variable Rate:
                         2001                    6.39%                    26,500,000
                         --------------------- ---------- --------- ----------------- ---------------
                         Total advances                                  $86,848,182     $96,503,610
                         --------------------- ---------- --------- ----------------- ---------------


         Fixed rate advances at March 31, 2000 include $10,000,000 of putable advances that have reached the initial conversion date and $39,000,000 of putable advances that reach the conversion date subsequent to March 31, 2000. The terms of these advances generally allow the FHLB to convert the fixed rate advance to a LIBOR based rate, which will adjust quarterly. Once the initial conversion date is reached, the FHLB may periodically exercise its option to convert the advance, generally quarterly. If the FHLB elects to convert the advance, the Company has the option to repay the advance without penalty.

         The Bank has pledged mortgage loans, securities and FHLB stock as collateral on these advances. The Bank may receive additional advances up to an amount approved by the FHLB, which was approximately $164 million at March 31, 2000.

7.      OTHER DEBT

        In August 1998 the Company borrowed $4,153,875 from an unaffiliated bank and utilized the funds to repurchase 302,100 shares of its common stock. In November 1998 the Company repaid $1,153,875 of this debt and in September 1999 the Company refinanced the remaining $3,000,000 of the debt to another unaffiliated financial institution and obtained an additional $1,000,000 line of credit.

        Both the refinanced debt and the line of credit facilities are secured by the stock of the Bank and bear interest at LIBOR (as defined in the loan agreement) plus 160 basis points. The interest rate adjusts monthly and at March 31, 2000 the rate was 7.51%.

        The Company repaid $500,000 of principal and the loan balance as of March 31, 2000 is $2,500,000. The next scheduled quarterly principal payment of $250,000 is in April 2000.

        Under the terms of its merger agreement with Old National Bancorp, the Company is precluded from borrowing under its line of credit facility and must retire its remaining $2,500,000 of borrowings prior to the merger.

        The loan agreement requires that the Company meet defined performance standards including a return on average assets ratio of .50%. The Company did not meet this requirement for the year ended March 31, 2000 but has obtained a waiver of this requirement from the lender. All other loan covenants have been met.


8.      OTHER BORROWED FUNDS

        The Company had no other borrowed funds at March 31, 2000 or March 31, 1999.

        An analysis of securities sold under agreements to repurchase is as follows:

                                                                       Year Ended March 31,
                                                    -----------------------------------------------------
                                                          2000              1999              1998
                                                    ----------------- ----------------   ----------------
Highest month-end balance                                $ 5,835,000          $     0       $  444,636
Average balance                                              957,853           10,417          103,260
Weighted average interest rate during the period               5.26%            5.33%            5.10%


9.       INCOME TAXES

         An analysis of the income tax provision is as follows:

                                                                        Year Ended March 31,
                                                     ------------------------------------------------------
                                                            2000                1999              1998
                                                     -----------------    --------------    ---------------
Current:
  Federal                                                 $   206,505        $1,232,983        $ 1,366,610
  State                                                        51,616           448,893            447,482
Deferred                                                      657,669           263,235              3,252
                                                     -----------------    --------------    ---------------
                                                          $   915,790        $1,945,111        $ 1,817,344
                                                     =================    ==============    ===============

         The difference between the financial statement provision and amounts computed by using the statutory rate of 34% is reconciled as follows:

                                                               Year Ended March 31,
                                            -----------------------------------------------------------
                                                   2000                 1999                 1998
                                            ------------------    ----------------    -----------------
Income tax provision at federal
  statutory rate                                  $ 1,057,286         $ 1,633,699          $ 1,517,254
State tax, net of federal tax benefit                 (70,774)            272,365              295,338
Nondeductible expenses                                383,232             133,797              188,734
Tax exempt interest                                  (156,707)
Other                                                (297,247)            (94,750)            (183,982)
                                            ------------------    ----------------    -----------------
Total income tax provision                         $  915,790         $ 1,945,111          $ 1,817,344
                                            ==================    ================    =================

        The Company's deferred income tax assets and liabilities are as follows:

                                                              March 31,
                                                     --------------------------
                                                          2000          1999
                                                     -------------   ----------

Deferred tax assets:
  Bad debt reserves                                    $  410,179    $ 657,839
  Goodwill                                                118,966      117,670
  Accrued employee benefits                               179,273      146,564
  Net operating loss carryforwards                      1,069,037
  General business tax credits                            107,301
  Unrealized loss on securities available for sale      1,572,637
                                                     -------------   ----------
                                                        3,457,393      922,073
                                                     -------------   ----------
Deferred tax liabilities:
  Depreciation                                            111,568      124,717
  Deferred loan fees                                      703,410      588,802
  Unrealized gain on securities available for sale                       3,909
  Mark to market transfer                               1,358,520
  Other                                                   304,579      144,206
                                                     -------------   ----------
                                                        2,478,077      861,634
                                                     -------------   ----------
Deferred income tax, net                                $ 979,316     $ 60,439
                                                     =============   ==========

         As of March 31, 2000, the Company has net operating loss carryforwards of approximately $1,069,000 for tax purposes which will be available to offset future taxable income. If not used, these carryforwards will expire between March 31, 2015 and March 31, 2020. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity.

        Retained earnings at March 31, 2000 and 1999 includes approximately $6 million of income that has not been subject to tax because of deductions for bad debts allowed for federal income tax purposes. Deferred income taxes have not been provided on such bad debt deductions since the Company does not intend to use the accumulated bad debt deductions for purposes other than to absorb loan losses. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes may be imposed on such amounts at the then current corporate income tax rate.

        In August 1996, the "Small Business Job Protection Act of 1996" was passed into law. One provision of the act repeals the special bad debt reserve method for thrift institutions currently provided for in Section 593 of the IRC. The provision requires thrifts to recapture any reserve accumulated after 1987 but forgives taxes owed on reserves accumulated prior to 1988. Thrift institutions will be given six years to account for the recaptured excess reserves, beginning with the first taxable year after 1995, and will be permitted to delay the timing of this recapture for one or two years, subject to whether they meet certain residential loan test requirements.

10.     REGULATORY CAPITAL REQUIREMENTS

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company's financial position and results of operations. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classifications are also subject to qualitative judgments by the regulators. The Bank's primary regulator is the Office of Thrift Supervision ("OTS"). As of March 31, 2000 and 1999, the most recent notification from the OTS categorizes the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no events or conditions since that notification that management believes have changed the Bank's category.

        The  following  presents  the  Bank's  minimum  and   "well-capitalized"
regulatory capital levels.

                                                  As of March 31, 2000
                                   ------------------------------------------------------
                                        Actual Capital             Required Capital
                                   ------------------------------------------------------
                                      Amount        Ratio        Amount        Ratio
                                   ------------------------------------------------------
OTS Capital adequacy
   Tangible Capital                  $35,538,000       7.27 %    $7,329,000       1.50 %
   Core Capital                       35,538,000       7.27      19,543,000       4.00
   Risk-based Capital                 36,799,000      13.79      21,351,000       8.00
FDICIA regulations to be
     classified well-capitalized
   Tier 1 leverage capital            35,538,000       7.27      24,429,000       5.00
   Tier 1 risk-based capital          35,538,000      13.32      16,013,000       6.00
   Total risk-based capital           36,799,000      13.79      26,689,000      10.00


                                                  As of March 31, 1999
                                   ------------------------------------------------------
                                       Actual Capital              Required Capital
                                   ------------------------------------------------------
                                      Amount       Ratio          Amount       Ratio
                                   ------------------------------------------------------
OTS Capital adequacy
   Tangible Capital                  $32,803,000       6.76 %     $7,278,000       1.50 %
   Core Capital                       32,803,000       6.76       19,410,000       4.00
   Risk-based Capital                 34,347,000      12.26       22,410,000       8.00
FDICIA regulations to be
     classified well-capitalized
   Tier 1 leverage capital            32,803,000       6.76       24,263,000       5.00
   Tier 1 risk-based capital          32,803,000      11.71       16,808,000       6.00
   Total risk-based capital           34,347,000      12.26       28,015,000      10.00



11.      STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

        Dividend Restrictions - Under current regulations, the Bank is not permitted to pay dividends on its stock if its regulatory capital would thereby reduce below (i) the amount then required for the liquidation account established at the time the Bank converted from a mutual to stock form of ownership or (ii) the Bank's regulatory capital requirements. As a "Tier 1" institution (an institution with capital in excess of its fully phased-in capital requirements, both immediately before the proposed capital distribution and on a pro forma basis after giving effect to such distribution), the Bank may make capital distributions after prior notice to the OTS in any calendar year up to 100% of its net earnings to date during such calendar year plus the amount that would reduce by one-half its capital surplus ratio at the beginning of such calendar year. Any additional amount of capital distributions would require prior regulatory approval.

        Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value that remains unissued at March 31, 2000. In the event any preferred shares are issued, the Board of Directors is authorized to fix and state the voting powers, designations, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Under the terms of its merger agreement with Old National Bancorp, however, the Company may not make any changes to its capital stock accounts except for the issuance of stock under its stock option plans.

12.     EMPLOYEE BENEFIT PLANS

       Multi-employer Pension Plan - The Bank participates in a noncontributory multi-employer pension plan covering all qualified employees. The plan is administered by the trustees of the Financial Institutions' Retirement Fund. There is no separate valuation of the plan benefits nor segregation of plan assets specifically for the Bank because the plan is a multi-employer plan and separate actuarial valuations are not made with respect to each employer.

       There was no pension expense during the three years ended March 31, 2000.

       Employee Stock Ownership Plan - The Company has an Employee Stock Ownership Plan (ESOP) which owns 333,270 shares of the Company's common stock. The ESOP purchase of the stock was funded by a loan from the Company (loan balance of $238,050 and $476,100 at March 31, 2000 and 1999, respectively) which will be repaid by contributions to the ESOP by the Company in the future. Pursuant to the ESOP, the shares are to be allocated to participants annually over an 8-year period. The ESOP covers substantially all employees and shares are allocated based upon employee compensation levels during the year. ESOP expense is based on the fair value of shares earned and totaled $552,010, $594,925 and $639,317 during 2000, 1999, and 1998, respectively. During fiscal years ended March 31, 2000, 1999 and 1998, 43,482 shares, 45,607 shares and 47,688 shares were earned by participants. At March 31, 2000, 41,255 shares with a fair value of approximately $753,000 were held in suspense by the ESOP. These shares are not considered to be outstanding for the purpose of computing earning per share.

         Under the terms of the merger agreement with Old National Bancorp, the Company will terminate the ESOP as of the merger date and all previously unvested shares will become fully vested and non-forfeitable.

       Recognition and Retention Plan - The Company has a Recognition and Retention Plan (RRP) which provides executive officers and employees with a proprietary interest in the Company in a manner designed to encourage such individuals to remain with the Bank. Restricted stock awards covering up to 4% of the common stock issued may be awarded under the RRP. Awarded stock vests at a rate of 20% per year. No shares were awarded during the year ended March 31, 2000 and 9,000 and 1,000 shares were awarded during the fiscal years ended March 31, 1999 and 1998, respectively. The cost of the RRP is reflected as compensation expense as vesting occurs. In anticipation of the Company's merger with Old National Bancorp, the Board of Directors accelerated the vesting of shares so that as of December 13, 1999 all previously unvested RRP shares became 100% vested. RRP expense amounted to $200,801, $139,200 and $125,242 during the fiscal years ended March 31, 2000, 1999 and 1998. Termination of employees resulted in 1,360 shares, 2,866 shares 2,856 shares being canceled during the fiscal years ended March 31, 2000, 1999 and 1998, respectively.

       Stock Option and Incentive Plan - The Company has granted stock options to existing stockholders, officers, directors and other affiliated individuals to purchase shares of the Company's stock. Awarded options vest at a rate of 25% per year and are exercisable in the ten years immediately following the grant.

        The following is an analysis of stock option activity for each of the three years in the period ending March 31, 2000 and the stock options outstanding at the end of the respective years:

                                                                     Weighted
                                                                     Average
                                              Shares                  Price
--------------------------------------------------------------------------------
Outstanding March 31, 1997                      441,672                 $  5.32
Granted                                           9,522                   15.75
Exercised                                       (36,712)                   5.07
Forfeited or expired                             (3,572)                   5.00
--------------------------------------------------------
Outstanding March 31, 1998                      410,910                    5.59
Granted                                           7,000                   11.25
Exercised                                       (44,454)                   5.00
--------------------------------------------------------
Outstanding March 31, 1999                      373,456                    5.76
Granted                                         134,000                   12.50
Exercised                                      (274,635)                   5.10
Forfeited                                        (7,140)                   5.00
--------------------------------------------------------
Balance at March 31, 2000                       225,681                 $ 10.59
================================================================================

        The number of vested shares exercisable at March 31, 2000, 1999, and 1998 were: 129,290, 344,773 and 376,465, respectively and had a weighted average exercise price of $5.79, $5.28 and $5.16, respectively. The weighted average remaining contractual life of the options outstanding at March 31, 1999 and 1998 was 6.5 years and 5.3 years, respectively. Exercise prices for options outstanding at March 31, 2000 ranged from $5.00 to $15.75. All unvested options become fully vested upon a vote of the Company's shareholders to approve the proposed merger with Old National Bancorp.

        The Company applies APB opinion No. 25 ("Accounting for Stock Issued to Employees") and related interpretations in accounting for the plan. No compensation cost has been recognized for the plan because the stock option price is equal to the fair value at the grant date. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123
("Accounting for Stock-Based Compensation"), the Company's proforma net income per share would be as follows:

                                               Year Ended March 31,
                               -------------------------------------------------
                                    2000             1999               1998
                               --------------    -------------     -------------
Net income :
   As reported                    $2,193,875        $2,859,885       $2,645,167
   Proforma                        2,101,650         2,843,474        2,631,973

Basic : Net income per share:
   As reported                        $ 0.55            $ 0.72           $ 0.65
   Proforma                             0.53              0.72             0.65

Diluted Net income per share:
   As reported                        $ 0.54            $ 0.70           $ 0.62
   Proforma                             0.52              0.70             0.61

        The fair value of option grants are estimated on the date of grant using an option pricing model with the following assumptions: dividend yields of 2.21% to 2.64%, risk-free interest rates of 5.23% to 6.75%, expected volatility of 18% to 35% and an expected life of five years. The proforma amounts are not representative of the effects on reported net income for future years.

        Deferred Compensation (401K) Plan - The Company has an Employee Deferred Compensation (401K) Plan administered through the financial institution's retirement fund. Each employee may contribute up to 6% of compensation. Employee contributions of up to 4% of compensation are matched by the Company at a rate of $.25 per dollar of employee contribution. The Company's matching expense was $19,083, $22,271 and $21,450 during the fiscal years ended March 31, 2000, 1999 and 1998, respectively.

        Directors Deferred Compensation Plan - The Bank has entered into deferred compensation agreements with certain directors. Benefits under these agreements are paid over a predetermined period upon attaining the year of retirement. The present value of the benefit to be paid is accrued over the active period of service of individual participants and is funded by life insurance policies. Cash values associated with these policies in the amount of $3,108,943 at March 31, 2000 and $2,926,828 at March 31, 1999 are included in
Other Assets in the Consolidated Statements of Financial Condition.


13.      COMPREHENSIVE INCOME

       The  Company's   other   comprehensive   income  included  the  following
components:

                                                               Fiscal Year Ended March 31,
                                                     ------------------------------------------------
                                                        2000             1999              1998
                                                        ----             ----              ----
Net realized and unrealized gains (losses)
      on available for sale securities                ($3,102,791)        ($80,566)       $1,841,590
Less:  Adjustment for net securities gains
      realized in net income, net of tax                                   138,721            25,752
                                                     -------------   --------------   ---------------
            Other comprehensive income (loss)         ($3,102,791)       ($219,287)       $1,815,838
                                                     =============   ==============   ===============

       Substantially all of the other comprehensive income is attributable to the Bank as the amount of available for sale securities at the parent company is immaterial.


14.     COMMITMENTS

        Lease commitments - The Company has future minimum rental commitments for noncancelable operating leases as follows:

                           Fiscal Year Ended March 31
                           ---------------------------
                            2001              $240,922
                            2002               200,111
                            2003               132,982
                            2004               112,086
                            2005               113,207


         Rental expense for the years ended March 31, 2000, 1999 and 1998 was $311,642, $261,022, and $79,036, respectively.

         Rental income from noncancelable subleases for the years ended March 31, 2000, 1999 and 1998 was $140,662, $137,063 and $119,306, respectively.

         Financial Instruments with Off-Balance Sheet Risk - The Bank is a party to financial instruments with off-balance-sheet risk of loss as part of its normal business operations to meet the financing needs of its customers by providing commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract amount of these instruments reflects the extent of involvement the Company has in this class of financial instruments.

         Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contract amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. The Company does not generally require collateral or other security to support financial instruments with off-balance-sheet credit risk.

         Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Some commitments will expire without a loan disbursement; thus, the total commitment does not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. The collateral consists primarily of single and multi-family residential property, other real estate, and personal property.

       Employment agreement - The Company has entered into employment agreements with two executive officers. One agreement, which was scheduled to end on March 31, 2000, was extended to the earlier of the completion of the Company's pending merger with Old National Bancorp or the end of the month following the termination of the merger agreement. Under the terms of the other agreement, the Company may be obligated under terms specified in the agreement to continue the officer's salary for a period of three years.

       Standby letters of Credit - Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit amounted to $300,000 at March 31, 2000.

15.     PERMANENT BANCORP, INC. FINANCIAL INFORMATION
        (PARENT COMPANY ONLY)

        The following condensed statement of financial condition as of March 31, 2000 and 1999 and condensed statement of operations and cash flows for the three years ended March 31, 2000 for Permanent Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the related notes hereto.

                                                                                        March 31,
                                                                          ---------------------------------
CONDENSED STATEMENTS OF FINANCIAL CONDITION                                      2000              1999
                                                                          ---------------------------------
Cash                                                                             $ 544,392       $ 322,070
Other investments                                                                  491,500         539,624
Loans receivable                                                                   238,050         775,242
Fixed assets                                                                       466,138         454,855
Accrued income tax benefit                                                         985,104          22,732
Other assets                                                                        10,950          28,704
Investment in subsidiary                                                        41,549,745      42,120,304
                                                                          ---------------------------------
   Total assets                                                               $ 44,285,879    $ 44,263,531
                                                                          =================================

Deferred income taxes                                                             $ 30,445        $ 30,445
Accrued expenses                                                                    21,196         133,302
Dividends payable                                                                  294,494         238,697
Other borrowed funds                                                             2,500,000       3,000,000
                                                                          ---------------------------------
   Total liabilities                                                             2,846,135       3,402,344
                                                                          ---------------------------------

   Total stockholders' equity                                                   41,439,744      40,861,187
                                                                          ---------------------------------
     Total liabilities and stockholders' equity                               $ 44,285,879    $ 44,263,531
                                                                          =================================


CONDENSED STATEMENTS OF INCOME                                                        Year Ended March 31,
                                                                         ---------------------------------------------
INCOME:                                                                       2000             1999            1998
                                                                         ---------------------------------------------
   Interest on securities                                                                     $ 86,342      $ 145,162
   Interest on loans                                                          $ 24,455          38,029         52,510
   Other income                                                                 79,482          63,395         92,656
                                                                         ---------------------------------------------
     Total income                                                              103,937         187,766        290,328
                                                                         ---------------------------------------------

EXPENSES:
   Salaries and benefits                                                       555,801         187,648        172,019
   Interest expense                                                            212,416         150,792
   Legal and professional fees                                                  75,432          93,878        130,957
   Merger related expenses                                                     584,183
   Other expenses                                                               86,345         110,561         86,646
                                                                         ---------------------------------------------
     Total expenses                                                          1,514,177         542,879        389,622
                                                                         ---------------------------------------------
LOSS BEFORE EQUITY IN
   UNDISTRIBUTED EARNINGS                                                   (1,410,240)       (355,113)       (99,294)
INCOME TAX BENEFIT                                                            (558,596)       (140,615)       (38,426)
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY                               3,045,519       3,074,383      2,706,035
                                                                         ---------------------------------------------
NET INCOME                                                                 $ 2,193,875     $ 2,859,885     $2,645,167
                                                                         =============================================

                                                                       Year Ended March 31,
                                                           ---------------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS                                2000           1999           1998
                                                           ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                            $ 2,193,875    $ 2,859,885    $ 2,645,167
        Equity in undistributed earnings of subsidiary         (3,045,519)    (3,074,383)    (2,706,035)
        Adjustments to reconcile net income to net cash
        provided by operating activities
            Vesting of restricted stock awards                    146,614        139,200        125,243
            Depreciation, amortization and accretion                7,514          7,836           (246)
            (Gain) Loss on sale of investments                                    10,206         (5,198)
            Non-cash compensation                                 298,516
        Changes in assets and liabilities:
            Interest receivable                                                   11,353         53,847
            Deferred income tax                                                 (153,532)        (7,422)
            Other assets                                           17,754        (19,958)        (4,059)
            Other liabilities                                    (506,719)        62,774        (18,519)
                                                           ---------------------------------------------
 Net cash provided (used in) by operating activities             (887,965)      (156,619)        82,778
                                                           ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from:
        Maturities of securities                                               3,689,138      1,997,500
        Loan repayments                                           538,050      1,438,050      1,738,050
        Sale of securities                                                                    1,986,510
   Purchase  of:
        Loans                                                                 (1,492,876)      (497,415)
        Securities                                                 (9,375)    (2,759,969)    (2,497,500)
        Fixed assets                                              (20,155)        (3,974)
   Investment in partnership                                     (388,345)
   Dividends and distributions from subsidiaries                1,425,093
                                                           ---------------------------------------------
Net cash provided by investing activities                       1,545,268        870,369      2,727,145
                                                           ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from other debt                                               4,153,875
        Dividends paid                                         (1,087,899)      (969,805)      (808,610)
        Purchase of treasury stock                               (683,886)    (4,163,316)      (993,628)
        Sale of common stock                                    1,836,804        222,270        183,237
        Principal repayment on other debt                        (500,000)    (1,153,875)
                                                           ---------------------------------------------
 Net cash used in financing activities                           (434,981)    (1,910,851)    (1,619,001)
                                                           ---------------------------------------------

NET INCREASE (DECREASE) IN CASH                                   222,322     (1,197,101)     1,190,922
CASH AT BEGINNING OF PERIOD                                       322,070      1,519,171        328,249
                                                           ---------------------------------------------
CASH AT END OF PERIOD                                           $ 544,392      $ 322,070    $ 1,519,171
                                                           =============================================

16.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures about Fair Value of Financial Instruments":

                                                        March 31, 2000                   March 31, 1999
                                             ---------------------------------  ---------------------------------
                                                 Carrying            Fair           Carrying           Fair
                                                   Value            Value             Value            Value
                                             ---------------- ----------------  ---------------- ----------------
Assets:
  Total cash and cash equivalents                $16,459,785      $16,459,785       $13,952,410      $13,952,410
  Securities available for sale                  108,069,628      108,073,273       117,289,086      117,289,086
  Securities held to maturity                      6,701,343        5,926,222         6,919,793        6,627,235
  Loans, net                                     327,150,866      324,447,261       321,030,131      324,264,853
  Interest receivable                              2,888,879        2,888,880         2,824,211        2,824,211
  Federal Home Loan Bank stock                     5,527,500        5,527,500         5,466,000        5,466,000
  Cash surrender value of life insurance           3,108,943        3,108,943         2,926,828        2,926,828

Liabilities:
  Deposits                                       355,837,875      361,326,292       345,341,089      350,438,836
  Federal Home Loan Bank advances                 86,848,182       86,281,229        96,503,610       97,541,079
  Advance payments by borrowers
      for taxes and insurance                        912,335          912,335           974,636          974,636
  Other borrowed funds                             2,500,000        2,500,000         3,000,000        3,000,000
  Interest payable                                 2,420,227        2,420,227         2,204,007        2,204,007
  Off balance sheet: commitments to
     extend  credit                                                23,563,000                         23,421,000

        The estimated fair value amounts are determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

        Cash, interest-bearing deposits, Federal Home Loan Bank stock, interest receivable and payable, advance payments by borrowers for taxes and insurance and other borrowed funds - The carrying amounts of these items are a reasonable estimate of their fair value.

        Securities - Fair values are based on prices obtained from independent pricing services.

        Loans - The fair value of mortgage loans is estimated using published loan buy rates for similar loans and quoted market prices for mortgage-backed securities backed by loans with similar characteristics. The fair value of non-mortgage loans is estimated by discounting the future cash flows using the current rates for loans of similar credit risk and maturities.

        Deposits - The fair value of demand deposits, savings accounts and money market deposit accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows using rates offered on the reporting date for deposits of similar remaining maturities.

        Federal Home Loan Bank advances - The fair value is estimated by discounting future cash flows using rates currently available to the bank for advances of similar maturities.

        Commitments - The fair values of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates.

        The fair value estimates presented herein are based on information available to management as of March 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amount presented herein.


Item 9.  Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III
                                    --------
Item 10. Directors and Executive  Officers of the  Registrant;  Compliance  with
         Section 16(a) of the Exchange Act
         -----------------------------------------------------------------------

         The Company's Board of Directors currently consists of nine members. The Board is divided into three classes containing three members. One of the three stands for election annually. Directors of the Company are elected to serve for a three-year term or until their respective successors are elected and qualified.

         The following table sets forth certain information, as of June 15, 2000, regarding the composition of the Company's Board of Directors. Except as disclosed herein, there are no arrangements or understandings between any director and any other person pursuant to which the director was selected.

                                                                                                   Shares of
                                                                                                 Common Stock      Percent
                                       Position(s) Held                 Director    Term to      Beneficially        of
           Name             Age        in the Company                  Since (1)    Expire         Owned (2)        Class
           ----             ---        --------------                  ---------    ------        ----------        -----

Donald P. Weinzapfel         64        Chairman of the Board,               1978      2002           244,345         5.74%
                                       Chief Executive Officer
                                       & Director

Daniel L. Schenk             46        Director                             1998      2002             4,960          (3)

James D. Butterfield         43        Director                             1995      2002             7,452          (3)

Daniel F. Korb               68        Director                             1981      2000            18,563          (3)

Robert L. Northerner         71        Director                             1978      2000            19,378          (3)

James W. Vogel               71        Director                             1975      2000            37,378          (3)

Jack H. Kinkel               60        Director                             1975      2001            46,808          1.11% (4)

James A. McCarty, Jr.        47        Director                             1996      2001            11,142          (3)

Murray J. Brown              51        President & Director                 1997      2001            70,704         1.68%



(1) Includes service as a director of the Bank.

(2) Amounts include shares held directly and jointly with family members, as well as shares which are held in retirement accounts, held in a fiduciary capacity, held by certain members of the director's family, or held by trusts of which the director is a trustee or substantial beneficiary, with respect to which shares the respective directors may be deemed to have sole or shared voting and/or investment power. Amounts also include 50,000, 4,760 and 5,261 shares subject to options awarded under the stock option plans to Mr.
Weinzapfel, Mr. Schenk and Mr. Brown, which have vested and which are exercisable within 60 days of the date hereof. Amounts exclude 2,382 and 2,380 shares subject to options granted under the stock option plans to Mr. Schenk and Mr. McCarty, respectively, which have not vested and are not exercisable within 60 days of the date hereof.

(3) Less than one percent.

(4) Includes 26,808 shares held directly and 20,000 shares held as profit sharing plan trustee.

         The principal occupation of each director of the Company and each of the nominees for director is set forth below. All directors and nominees have held their present position for at least five years unless otherwise indicated.

         Donald P. Weinzapfel.  Mr.  Weinzapfel  joined the Bank in 1978 as Vice
President and Director upon the merger of Home Federal Savings and Loan Association of Evansville into the Bank. He served as President and Chief Executive Officer of the Bank from 1985 until 1998, and as Chairman of the Board of the Bank from 1990 to January 1, 1999. Mr. Weinzapfel is currently serving as Chairman of the Board and Chief Executive Officer of the Company.

         Daniel L. Schenk. Mr. Schenk is the Chancellor of Ivy Tech State College - Evansville Region, a position he has held since 1990. Mr. Schenk joined the Board of Directors in March 1998.

         James D. Butterfield. Since 1987, Mr. Butterfield has served as President of Smith & Butterfield, Inc., a large office equipment and supply firm in the Evansville area.

         Daniel F. Korb. Prior to his retirement on December 31, 1993, Mr. Korb served as Executive Vice President and Secretary of the Bank. Mr. Korb joined the Bank in 1953, was promoted to Executive Vice President in 1985 and became Secretary in 1990.

         Robert L. Northerner. Until his retirement in April 2000, Mr. Northerner has, since 1991, served as Vice President of Sales and General Manager of The Floor Covering Emporium, a Evansville-based floor covering company. Prior thereto, Mr. Northerner was co-owner (along with Director Vogel) and served as President of Dale Sales Company, Inc, a service merchandising company, prior to its merger into Roundy's, another service merchandising company. After the merger, Mr. Northerner served as Vice President of Sales for the Evansville branch of Roundy's from 1985 to 1989.

         James W. Vogel. Mr. Vogel was founder and co-owner (along with Director Northerner) of Dale Sales Company, Inc.. from 1952 to 1985, when this business was sold to Roundy's. Mr. Vogel is now a private investor.

         Jack H. Kinkel. Mr. Kinkel is President of Jack R. Kinkel & Son Architects, P.C. and has been in private practice since 1964. Mr. Kinkel is a licensed architect in Indiana, Kentucky and Illinois. He is certified by the National Council of Architectural Registration Boards and is a member of the American Institute of Architects.

         James A. McCarty, Jr. Mr. McCarty joined the Board of Directors in August of 1996. Since 1989, he has served as President of McCarty's Colonial
Home and Garden Supplies. As president, Mr. McCarty oversees all company business including management of 100 full-time employees.

         Murray J. Brown. Mr. Brown is currently serving as President of the Company and Chairman of the Board, President and Chief Executive Officer of the Bank. Mr. Brown joined the Board of Directors in March 1997. From November 1991 until November 1993, Mr. Brown served as the President and CEO of Trans Financial Bank of Tennessee. From November 1993 until October 1995, Mr. Brown was self-employed as a private investor/consultant and from February 1992 until November 1993, he served as a Director of Trans Financial Corporation. Mr. Brown joined the Company in October, 1995.

         Information concerning executive officers of the Company and the Bank who are not also directors is provided under Item 1 of Part I of this report.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended March 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except that Mr. Weinzapfel inadvertently failed to timely file a Form 4 to report a transaction and Mr. Orr inadvertently failed to timely file Form 4s to report two transactions. Section 16(a) of the Securities Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16 forms they file.

Item 11.  Executive Compensation

         The Company has not paid compensation to its executive officers since its formation. The Company does not presently anticipate paying compensation to such persons.

         The following table sets forth information regarding compensation paid by the Bank to its Chief Executive Officer and President for services rendered during fiscal years ended March 31, 2000, 1999, and 1998. No other executive officer made in excess of $100,000 during the fiscal year ended March 31, 2000.

------------------------------------------------------------------------------------------------------------------------------
                                             SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------
                                                                                             Long Term
                                                                                            Compensation
                        Annual Compensation                                                    Awards
------------------------------------------------------------------------------------------------------------------------------
                                                                                Restricted
                                                                                   Stock      Options/       All other
         Name and Principal Position    Year          Salary          Bonus     Awards (s)      SARs       Compensation
                                                      ($) (1)          ($)          ($)          (#)            ($)
------------------------------------------------------------------------------------------------------------------------------
Donald P. Weinzapfel                        2000        $186,720    $  - - -      $  - - -       - - -         $55,510 (2)
Chairman of the Board,                      1999         181,500       - - -         - - -       - - -          39,582
Chief Executive Officer and                 1998         165,213      33,043         - - -       - - -           5,016
Director

Murray J. Brown                             2000        $152,220     $18,750      $ 37,700      50,000         $56,712 (2)
President and Director                      1999         137,603      16,784        14,700       - - -          37,933
                                            1998         115,508      17,326         - - -       - - -           4,499
------------------------------------------------------------------------------------------------------------------------------


(1) Includes directors fees of $7,500 and $7,500 to Messrs. Weinzapfel and Brown, respectively.

(2)  Includes  matching 401(k) plan   contributions  of $1,600 and $1,500,  ESOP
     allocations of $43,313 and $43,313 and health insurance premiums of $3,989 and $3,989 on behalf of Messrs. Weinzpafel and Brown, respectively.

         The following table sets forth certain information concerning the number and value of stock options held by Mr. Weinzapfel and Mr. Brown at March 31, 2000.

-------------------------------------------------------------------------------------------------------------------------------
                             AGGREGATED OPTION IN LAST FISCAL YEAR AND FY-END
                                            OPTION VALUES
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Value of
                                                               Number of                        Unexercised
                                                              Unexercised                       In-the-Money
                                                               Options at                        Options at
                                                               FY-End (#)                      FY-End ($) (1)
                                                             ------------------------------------------------------------------
                           Shares Acquired        Value
Name                       on Exercise (#)     Realized ($)  Exercisable    Unexercisable     Exercisable      Unexercisable
-------------------------------------------------------------------------------------------------------------------------------
Donald P. Weinzapfel                86,000        $679,426        50,000             - - -       $662,500            $ - - -

Murray J. Brown                     76,739        $506,458         5,261             - - -        $30,251            $ - - -

----------------------------------------------  ------------------------------------------------  -----------------------------

         (1) Represents the aggretage market value of incentive stock options to purchase shares of Common Stock (market price less the exercise price of $5.00 per share with regard to Mr. Weinzapfel's options and $12.50 per share with regard to Mr. Brown's options) awarded to Messrs. Weinzapfel and Brown based upon the closing price of $18.25 per share for the Common Stock on March 31, 2000, as reported by the Nasdaq National Market.

Employment Agreements

         The Company and the Bank entered into an employment agreement with Donald P. Weinzapfel on October 6, 1998. The Bank also has an employment agreement with Murray J. Brown dated November 21, 1995. Mr. Weinzapfel's employment agreement was to expire on April 1, 2000 but was extended to the earlier of the completion of the Company's pending merger with Old National Bancorp or the end of the month following the termination of the merger agreement. Mr. Brown's employment agreement provides for a three year term. Mr. Weinzapfel's salary is a fixed amount, and Mr. Brown's employment agreement provides for an annual base salary as determined by the Board of Directors, which may not be less than his current salary. Salary increases for Mr. Brown are reviewed not less often than annually thereafter, and are subject to the sole discretion of the Board of Directors. Mr. Brown's employment agreement provides for an extension for one additional year at the end of each contract year, but only upon authorization by the Board of Directors. Both agreements provide for termination upon the officer's death, for cause or upon certain events specified by regulations of the Office of Thrift Supervision. The agreement is terminable by the officer upon 90 days' notice to the Bank.

         The employment agreements also provide for payment to the officers in the event there is a change in control of the Company or the Bank (as defined in the agreement) where employment terminates involuntarily in connection with such change in control or within 12 months thereafter, of the remaining salary payable under the contract, plus an additional amount, the sum of which will not exceed 299% of the officer's highest salary in effect under the employment agreements at any time during the 12 months prior to the date of termination, provided that total payments under the agreements may not exceed three times the officers' average annual compensation or an amount that would cause certain adverse tax consequences to the Bank and the officers under Section 280G of the Internal Revenue Code of 1986, as amended. The agreements contain a provision which prohibits the officers, for a period of one year, from, directly or indirectly, owning, managing, operating or controlling, or participating in the ownership, management, operation or control of, or be employed by or connected in any manner with, any financial institution having an office located within 20 miles of any office of the Bank at the date of his termination. The agreements also provide, among other things, for participation in any equitable manner in employee benefits applicable to executive personnel. The employment agreements may have an "anti-takeover" effect that could affect a proposed future acquisition of control of the Company.

Pension Plan

         The Bank's employees are included in the Financial Institutions Retirement Fund, a multiple employer comprehensive pension plan (the "Pension Plan"). This noncontributory defined benefit retirement plan covers all full-time employees who have reached the age of 21 and have completed one year of service. The Pension Plan currently provides for an annual benefit at normal retirement (age 65) equal to 2% of the employee's average annual salary over the five consecutive years of highest salary multiplied by the employee's number of years of service. Other than administrative expenses of the Pension Plan paid by the Bank, the Bank did not contribute to the Pension Plan during fiscal 2000.

         The following table indicates the annual retirement benefit that would be payable under the Pension Plan upon retirement at age 65 to a participant electing to receive his retirement in the standard form of benefit, assuming various specified levels of compensation and years of service.

---------------------------------------------------------------------------------------------------------
                                           PENSION PLAN TABLE
---------------------------------------------------------------------------------------------------------
                                            Years of Service
                  ---------------------------------------------------------------------------------------
Remuneration           15          20          25           30          35          40           45
---------------------------------------------------------------------------------------------------------
          $50,000      $15,000     $20,000     $25,000      $30,000     $35,000     $40,000      $45,000
           75,000       25,000      30,000      37,500       45,000      52,500      60,000       67,500
          100,000       30,000      40,000      50,000       60,000      70,000      80,000       90,000
          125,000       37,500      50,000      62,500       75,000      87,500     100,000      112,500
          150,000       45,000      60,000      75,000       90,000     105,000     120,000      122,727
          175,000       52,500      70,000      87,500      105,000     122,500     122,727      122,727
          200,000       60,000      80,000     100,000      120,000     118,182     122,727      122,727
          225,000       67,500      90,000     112,500      122,727     122,727     122,727      122,727
---------------------------------------------------------------------------------------------------------


         At March 31, 2000 the estimated years of credited service of Messrs. Weinzapfel and Brown were 45 and 5 respectively.

Director Compensation

         Fees. The Company's directors are not paid fees for their service in such capacity. Non-employee directors of the Bank are paid a fee of $1,250 per quarter plus $625 per regular Board meeting attended. Employee members of the Bank's Board receive $625 for each Board meeting attended. No fee is paid for membership on the Company's or Bank's committees.

         Deferred Compensation Agreements. The Bank has entered into a Director Deferred Compensation Agreement ("DDCA") with each non-employee director. The DDCAs are unfunded, non-qualified agreements which provide for retirement, financial hardship, death and disability benefits for the participants or their designated beneficiaries. Under the DDCAs, each non-employee director may make an annual election to defer receipt of all or a portion of his monthly director fees. When the director reaches the age specified in his DDCA (generally between age 70 and 73), he will be entitled to receive his accrued benefit payable over a 10-year period. The DDCAs also provide for disability and death benefits, including a $10,000 burial expense payment. Until disbursed, the amounts directed to be deferred are subject to the claims of general creditors.

Item 12.  Security Ownership of Certain Beneficial Owners and
             Management

         As of June 15, 2000 the Company had 4,207,100 shares of Common Stock issued and outstanding. The following table sets forth information regarding share ownership of: (i) those persons or entities known by management to beneficially own more than five percent of the Common Stock, (ii) each officer of the Company and the Bank who made in excess of $100,000 (salary and bonus) (the "Named Officers") during the 2000 fiscal year ("fiscal 2000"), and (iii) all directors and executive officers as a group. Information regarding share ownership of the directors of the Company is contained under Item 10 of this report.

                                                     Shares             Percent
                                                  Beneficially            of
Beneficial Owner                                      Owned              Class
--------------------------------------------------------------------------------

Five Percent Beneficial Owners

Permanent Bancorp, Inc.                              333,270 (1)         7.9%
   Employee Stock Ownership Plan
   101 Southeast Third Street
   Evansville, IN  47708

Rahmi Soyugenc                                       259,646 (2)         6.2
   119 LaDonna Boulevard
   Evansville, IN  47711

Named Officers

Donald P. Weinzapfel                                 244,345 (3)         5.7

Murray J. Brown                                       70,704 (4)         1.7

All directors and executive officers                 530,157 (5)         12.5
   of the Company and the Bank
   As a group (16 persons)



     (1) First Bankers Trust Co., N.A., Quincy Illinois, the Trustee of the ESOP, has sole voting and investment power over the 41,255 shares held by the Company's Employee Stock Ownership Plan (the "ESOP") which have not been allocated to participants, and may be deemed under applicable regulations to beneficially own such shares. Participants under the ESOP have the right to direct the voting of the 292,015 shares allocated to their ESOP accounts. Under the terms of the ESOP, unallocated shares are voted by the trustee in the same proportion that the participants vote the allocated shares with respect to each issue being voted upon.

     (2) As reported in a Schedule 13D, dated April 4, 1995, in which Mr. Soyugenc reported sole voting and investment power over 259,646 shares of Common Stock.

     (3) As reported on Schedule 13D, dated May 26, 1998, in which Mr. Weinzapfel reported sole voting power over 95,559 shares, sole dispositive power over 90,897 shares, shared voting power over 22,319 shares and shared dispositive power over 22,319 shares on a pre-split basis.

     (4) Includes 60,143 shares held directly, 5,300 shares held jointly with Mr. Brown's spouse, and 5,261 shares subject to options granted pursuant to the Company's stock option plan, which options are exercisable within 60 days of June 15, 2000. Mr. Brown may be deemed to have sole or shared voting and/or investment power with respect to the shares reported above as beneficially owned.

     (5) This amount includes shares held directly, as well as shares held jointly with family members, shares held in retirement accounts, shares allocated to the accounts of such persons under the ESOP, shares held in a fiduciary capacity, held by certain of the group members' families, or held by trusts of which the group member is a trustee or substantial beneficiary, with respect to which shares the group member may be deemed to have sole or shared voting and/or investment power. This amount also includes an aggregate of 265,107 shares subject to options awarded under the Company's stock option plan which have vested and are exercisable within 60 days of the date hereof. This amount excludes an aggregate of 163,338 shares subject to options granted under the stock option plan which have not vested and are not exercisable within 60 days of the date hereof.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

         The Bank has followed a policy of granting loans offered generally by the Bank, subject to applicable regulations, to officers, directors and employees. The loans to such persons are made in the ordinary course of business and on the same terms and conditions as those of comparable transactions prevailing at the time, in accordance with the Bank's underwriting guidelines, and do not involve more than the normal risk of collectibility or present other unfavorable features, which is consistent with current federal requirements. Loans to executive officers and directors must be approved by a majority of the disinterested directors and loans to other officers and other employees must be approved by two officers of the Bank who are authorized to approve such loans. Loans to all directors, executive officers, employees and their associates totaled approximately $778,000 at March 31, 2000, which was approximately 1.9% of the Company's stockholders' equity at such date.

                                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          -------------------------------------------------------
          Form 8-K
          -------------------------------------------------------
 (a) (1)  Financial Statements:
------------------------------
         Financial statements filed on this form 10-K under Item 8 are hereby incorporated by reference.

(a) (2)  Financial Statement Schedules:
--------------------------------------
         All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.


(a) (3)  Exhibits:
-----------------
                                                               Reference to Prior
   Regulation                                                  Filing or Exhibit
   S-K Exhibit                                                  Number Attached
     Number              Document                                   Hereto
   -----------         -------------------------------        -------------------


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

       4      Instruments defining the rights of                       *
              security holders, including                              See also Exhibit 3
              indentures

       9      Voting trust agreement                                   None

      10      Material contracts:

              (a) 1993 Stock Option and                                *
                    Incentive Plan

              (b) Recognition and Retention Plan                       *

              (c) Employment Agreement with                             ****
                    Donald P. Weinzapfel dated October
                    6, 1998

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

      13      Annual Report to security holders                        Not required

      16      Letter re change in certifying                           Not required
              accountant

      18      Letter re change in accounting                           None
              principles

      19      Previously unfiled documents                             None


      21      Subsidiaries of the registrant                           21


      22      Published report regarding matters                       None
              submitted to vote of security holders

      23      Consents of experts and counsel                          23

      24      Power of Attorney                                        Not required

      27      Financial Data Schedule                                  27

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

         **Filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 on June 29, 1995 (File No. 0-23370).

         ***Filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 on June 27, 1996 (File No. 0-23370)

         ****Filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K/A under the Securities Exchange Act of 1934 on July 13, 1999.

(b)  Reports on Form 8-K:
------------------------
         On February 2, 2000 the Company filed Form 8-K containing the Agreement of Affiliation and Merger with Old National Bancorp dated December 20, 1999 and press release dated February 1, 2000 describing the proposed merger.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PERMANENT BANCORP, INC.

Date:   June 15, 2000
     ---------------------------
By: /s/ Donald P. Weinzapfel
    --------------------------------
        Donald P. Weinzapfel
        (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Donald P. Weinzapfel                                By: /s/ Daniel L. Schenk
    --------------------------------                            -----------------------------
           Donald P. Weinzapfel                                     Daniel L.Schenk, Director
           Chairman of the Board
           and Chief Executive Officer                      Date:    June 15, 2000
           (Principal Executive Officer)                         ------------------

Date:    June 15, 2000
     -------------------


By: /s/ Daniel F. Korb                                      By: /s/ Jack H. Kinkel
    --------------------------------                            ---------------------------
       Daniel F. Korb, Director                                    Jack H. Kinkel, Director

Date:    June 15, 2000                                      Date:    June 15, 2000
     -------------------                                         ------------------


By: /s/ Murray J. Brown                                     By: /s/ James W. Vogel
    -------------------------------------------                 ---------------------------
       Murray J. Brown, President and  Director                    James W. Vogel, Director


Date:    June 15, 2000                                      Date:    June 15, 2000
     ----------------------------                                -----------------


By: /s/ James D. Butterfield                                By: /s/ Robert L. Northerner
    ----------------------------------                          -----------------------------
       James D. Butterfield, Director                               Robert L. Northerner, Director

Date:    June 15, 2000                                      Date:   June 15, 2000
     ----------------------------                                ----------------


By: /s/ James A. McCarty, Jr.                               By: /s/ Robert A. Cern
    -----------------------------------                         ------------------------------------
        James A. McCarty, Jr., Director                             Robert A. Cern, Chief Financial
Date:   June 15, 2000                                               Officer (Principal Financial and
     ----------------------------                                     Accounting Officer)

                                                            Date:    June 15, 2000
                                                                 -----------------